Form 10-Q
period 1995-03-31
NEW IMAGE INDUSTRIES INC
filed 1995-05-15
CIK 853706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-17928


                            NEW IMAGE INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


             DELAWARE                                     95-4088548
   (State or other jurisdiction                       (I.R.S. Employer
        or organization)                             Identification No.)


                             21218 VANOWEN STREET
                         CANOGA PARK, CALIFORNIA 91303
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (818) 702-0285


                                     NONE
      Former name, address and fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   [X]           NO   [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, $.001 Par Value 4,781,000 shares outstanding as of May 11, 1995


                                1 of 7

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEW IMAGE INDUSTRIES, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                                           (Unaudited)
                                                                            March 31,     June 30,
                                                                              1995          1994
                                                                            ---------     --------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .                   $ 2,487,000   $ 2,950,000
  Short-term investments . . . . . . . . . . . . . . . .                       500,000     1,296,000
  Accounts receivable, net of allowance for doubtful
     accounts of $168,000 at March 31, 1995 and
     $281,000 at June 30, 1994 . . . . . . . . . . . . .                     4,921,000     4,939,000
  Inventories. . . . . . . . . . . . . . . . . . . . . .                     6,064,000     7,616,000
  Refundable income taxes. . . . . . . . . . . . . . . .                       659,000       659,000
  Prepaid expenses and other . . . . . . . . . . . . . .                       530,000       239,000
                                                                           -----------     ---------
      Total current assets . . . . . . . . . . . . . . .                    15,161,000    17,699,000

Property and equipment, net. . . . . . . . . . . . . . .                     1,114,000       989,000
Intangible assets, net of accumulated amortization
     $1,799,000 at March 31, 1995 and
     $1,296,000 at June 30, 1994 . . . . . . . . . . . .                     3,000,000     2,096,000
Other assets . . . . . . . . . . . . . . . . . . . . . .                       601,000       647,000
                                                                            ----------    ----------
                                                                           $19,876,000   $21,431,000
                                                                           -----------   -----------
                                                                           -----------   -----------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .                   $ 3,182,000   $ 3,123,000
  Accrued litigation costs . . . . . . . . . . . . . . .                     1,218,000     2,000,000
  Accrued liabilities related to acquisition . . . . . .                       623,000       635,000
  Accrued payroll  . . . . . . . . . . . . . . . . . . .                       996,000       513,000
  Other accrued liabilities. . . . . . . . . . . . . . .                     1,010,000       264,000
                                                                           -----------   -----------

      Total current liabilities. . . . . . . . . . . . .                     7,029,000     6,535,000
                                                                            -----------   -----------

  OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . .                        26,000       229,000
                                                                           -----------   -----------

Shareholders' equity:
  Preferred stock, par value $0.001 per share;
     1,000,000 shares authorized;
     none outstanding  . . . . . . . . . . . . . . . . .                            --            --

  Common stock, par value $0.001 per share;
     10,000,000 authorized; 4,781,000 outstanding at
     March 31, 1995 and 4,621,000
     outstanding at June 30, 1994  . . . . . . . . . . .                        5,000         5,000

  Capital in excess of par value . . . . . . . . . . . .                   22,653,000    20,999,000
  Accumulated deficit. . . . . . . . . . . . . . . . . .                   (9,837,000)   (6,337,000)
                                                                           ----------    ----------

      Total shareholders' equity . . . . . . . . . . . .                   12,821,000    14,667,000
                                                                           ----------    ----------
                                                                           19,876,000   $21,431,000
                                                                           ----------    ----------
                                                                           ----------    ----------






  The accompanying notes are an integral part of these financial statements.

                                    2 of 7

                          NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

             FOR EACH OF THE THREE AND NINE MONTH PERIODS ENDED
                          MARCH 31, 1995 AND 1994
                                 (UNAUDITED)



                                                                                Three months ended         Nine months ended
                                                                                    March 31,                   March 31,
                                                                                ------------------         -----------------
                                                                                  1995       1994            1995      1994
                                                                                ---------  ---------     ----------   ---------


Revenues . . . . . . . . . . . . . . . . . . . . . . . .                      $7,880,000  $6,735,000    $23,560,000  $23,109,000
Cost of revenues . . . . . . . . . . . . . . . . . . . .                       5,631,000   3,937,000     14,915,000   12,248,000
                                                                             -----------  ----------    -----------  -----------
  Gross profit . . . . . . . . . . . . . . . . . . . . .                       2,249,000   2,798,000      8,645,000   10,861,000
                                                                             -----------  ----------    -----------  -----------
Selling, general and administrative expenses . . . . . .                       3,335,000   3,810,000      8,958,000    8,647,000
Research and Development  expenses . . . . . . . . . . .                         548,000     165,000      1,059,000      399,000
Restructuring Expenses . . . . . . . . . . . . . . . . .                       2,200,000        ---       2,200,000          ---
Interest income (Expense) Net  . . . . . . . . . . . . .                          20,000     (23,000)        72,000      (26,000)
                                                                             -----------  ----------    -----------  -----------
Income (loss) before income taxes. . . . . . . . . . . .                      (3,814,000) (1,200,000)    (3,500,000)   1,789,000
Provision for income taxes . . . . . . . . . . . . . . .                        (128,000)   (360,000)           ---      531,000
                                                                             -----------  ----------    -----------  -----------
Net income (loss). . . . . . . . . . . . . . . . . . . .                     $(3,686,000)  $(840,000)    (3,500,000)   1,258,000
                                                                             -----------  ----------    -----------  -----------
                                                                             -----------  ----------    -----------  -----------
Net income (loss) per share . . . . . . . . . . . . . . .                      $   (0.77)  $   (0.18)        $(0.74)       $0.28
                                                                             -----------  ----------    -----------  -----------
                                                                             -----------  ----------    -----------  -----------
Weighted average shares of common stock outstanding  . .                       4,781,000   4,567,000      4,754,000    4,572,000
                                                                             -----------  ----------    -----------  -----------
                                                                             -----------  ----------    -----------  -----------



  The accompanying notes are an integral part of these financial statements.


                                  3 of 7

                        NEW IMAGE INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR EACH OF THE NINE MONTH PERIODS ENDED
                           MARCH 31, 1995 AND 1994
                                (UNAUDITED)




                                                                             Nine months ended
                                                                                  March 31,
                                                                             1995          1994
                                                                          ----------   -----------

Cash flows from operating activities:
  Net income (Loss). . . . . . . . . . . . . . . . . . . .                $(3,500,000)  $1,258,000
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities  . . . .
  Depreciation and amortization. . . . . . . . . . . . . .                    993,000      739,000
  Reserve for inventory. . . . . . . . . . . . . . . . . .                  1,290,000          ---
  Changes in assets and liabilities
     (Increase) decrease in:
        Accounts receivable. . . . . . . . . . . . . . . .                     18,000     (946,000)
        Inventories. . . . . . . . . . . . . . . . . . . .                    262,000   (1,393,000)
        Prepaid expenses and other . . . . . . . . . . . .                   (291,000)    (335,000)
     Increase (decrease) in:
        Accounts payable . . . . . . . . . . . . . . . . .                     59,000     (746,000)
        Accrued expenses . . . . . . . . . . . . . . . . .                  1,229,000      672,000
        Litigation Reserve . . . . . . . . . . . . . . . .                   (782,000)         ---
        Income taxes payable/Receivable. . . . . . . . . .                        ---      (95,000)
                                                                            ---------     --------
  Net cash provided (used) by operating activities . . . .                   (722,000)    (846,000)
                                                                            ---------     --------
  Cash flows from investing activities:
     (Increase) decrease in other assets . . . . . . . . .                   (125,000)    (283,000)
     Purchases of property and equipment . . . . . . . . .                   (445,000)    (320,000)
     (Increase) decrease in short-term investments . . . .                    796,000      568,000
                                                                            ---------     --------
  Net cash provided (used) by investing activities . . . .                    226,000      (35,000)
                                                                            ---------     --------
  Cash flows from financing activities:
     Net proceeds from issuance of stock . . . . . . . . .                     33,000      650,000
                                                                            ---------     --------
  Net cash provided by financing activities. . . . . . . .                     33,000      650,000
                                                                            ---------     --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .                   (463,000)    (231,000)
  BEGINNING CASH AND CASH EQUIVALENTS. . . . . . . . . . .                  2,950,000    2,658,000
                                                                            ---------    ---------
  ENDING CASH AND CASH EQUIVALENTS . . . . . . . . . . . .                 $2,487,000   $2,427,000
                                                                            ---------    ---------
                                                                            ---------    ---------

Supplemental Disclosures:
  Interest paid. . . . . . . . . . . . . . . . . . . . . .                  $   6,000     $ 60,000
                                                                            ---------     --------
                                                                            ---------     --------

  Taxes paid . . . . . . . . . . . . . . . . . . . . . . .                  $    ----     $607,000
                                                                            ---------     --------
                                                                            ---------     --------

  Capital lease obligations incurred . . . . . . . . . . .                  $    ----     $   ----
                                                                            ---------     --------
                                                                            ---------     --------



  The accompanying notes are an integral part of these financial statements.

                                  4 of 7

                          NEW IMAGE INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


(1) GENERAL

    (a) The accompanying unaudited condensed financial statements of New Image Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal and recurring nature except as disclosed otherwise. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994 as filed with the Securities and Exchange Commission.

    (b) Cash and Cash Equivalents -- Cash and cash equivalents include short-term, highly liquid investments principally tax-exempt money market funds and municipal securities with original maturities of three months or less.

    (c) Short-term Investments -- Short-term investments include short-term, highly liquid investments; principally tax-exempt money market funds and municipal securities with original maturities of greater than three months, but which are readily convertible to cash.

    (d) Major Customers -- No customer accounted for more than ten percent of revenues in any of the periods presented. The majority of the Company's current customers consist of dental professionals.

    (e) Revenue Recognition -- The Company recognizes revenue from system, supplies and software sales at the time of shipment, net of estimated sales returns and allowances. Revenues from software sales and licenses are recognized in compliance with the A.I.C.P.A.'s statement of position No. 91-1, software revenue recognition. Revenues from warranty, maintenance and service contracts, which have not been significant are recognized ratably over the life of the contract.

    (f) Income Taxes -- In February 1992 the FASB issued Statement No. 109 (accounting for income taxes). At the beginning of fiscal 1994, the Company adopted the new Statement, which did not have a material effect on its net income or financial position. For the nine month period ended March 31, 1995, the provision for income taxes has been computed using the effective tax rate expected for the year ended June 30, 1995.

    (g) Income Per Common Share -- Income per common share for the 1995 and 1994 periods are based on the weighted average number of common shares outstanding and does not include the dillutive effect of common share equivalents as the dilution was not material.

                                    5 of 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

    Revenues increased $1,145,000 or 17% for the three month period ended March 31, 1995 when compared to the same period in 1994. The increase was primarily due to international sales through the Company's licensees which comprised 16% of revenues in the 1995 period compared to 8% in the 1994 period. Domestic revenues increased 7% when comparing the two periods. Domestic unit sales decreased 10% to 650 in the 1995 period compared to 725 in 1994. However, the average selling price per unit increased form $8,550 in 1994 to $9,120 in 1995. The Company's mix of products changed dramatically in the 1995 period compared to 1994 due to new product introductions. The new AcuCam family of products, which include the AcuCam Plus, the MultiCam and new AcuCam systems, together comprised 49% of revenues. The AcuCam P.C. Plus comprised 11% of revenues. Digital & Video Network systems comprised 5% of revenues and the older version AcuCam comprised 4% of revenues for the 1995 period. In the 1994 period 82% of revenues were derived from sales of the AcuCam system.

    Cost of revenues increased as a percentage of revenues from 58% to 71% in the 1995 period. This increase was due to the increase in international sales, as a percentage of revenues, which carry a substantially lower profit margin than domestic sales, a book to physical inventory adjustment of $600,000, and increased warrantee expenses. Further contributing to the increase was competitive pricing pressure and the devaluation of the dollar versus the yen as many of the system components are made in Japan. The Company has found that the market is interested in more complex and technically advanced products, however competitive pricing pressures have not allowed the Company to obtain selling prices sufficient to maintain historical gross profit margins.

    Selling General and Administrative expenses decreased by $475,000 or 12% for the 1995 period compared to 1994. As a percentage of revenues these expenses decreased from 57% in 1994 to 42% in 1995. The decrease was primarily due to decreased legal costs in the 1995 period as expenses related to defending patent litigation were reserved for in the fourth quarter of fiscal 1994. This decrease was partially offset in the 1995 period by higher marketing and personnel expenses.

    Research and Development expenses increased $383,000 or 232% from $165,000 (2% of revenues) in the 1994 period to $548,000 (7% of revenues) in the 1995 period. The increase was due to the continuing development of new products and product introductions including the AcuCam Plus, AcuCam P.C. Plus, MultiCam, Digital X-Ray.

    During the third quarter, the Company began a significant restructuring of its operations to enable it to better compete in its market place. The restructuring of the operations includes changes in executive management, consolidation of manufacturing facilities, staff reductions, and the elimination of certain products. The Company has provided $2.2 million for this restructuring, which is included in restructuring expense. The major components of the change include a write-down of inventory related to discontinued products of $1.25 million, severance, consolidation and relocation costs of approximately $650,000, consulting fees of $150,000 and other items of $150,000.

    Management's intent is that the restructuring will enable it to better compete due to the operating efficiencies these changes are expected to achieve. However, there is no assurance that the changes being made will produce desired results.

    NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1994.

    Revenues increased $451,000 or 2% for the nine month period ended March 31, 1995 when compared to the same period ended in 1994. The increase was exclusively due to domestic sales and the increase in average selling price as discussed above.

    Cost of revenues increased as a percentage of revenues from 53% in 1994 to 63% in 1995. The causes of the increase are the same as described in the three month discussion above.

    Selling General and Administrative expenses increased $311,000 or 4% for the 1995 period when compared to 1994. The increase was due to higher marketing and personnel expenses and was offset by lower legal costs in the 1995 period. As a percentage of revenues SG&A costs increased from 37% in 1994 to 38% in 1995.

    Research and Development expenses increased $660,000 or 165% from $399,000, 2% of revenues in the 1994 period to $1,059,000 or 4% of revenues in the 1995 period. The causes of the increase are the same a described in the three month discussion above.

Liquidity and Capital Resources

    At March 31, 1995 the Company had cash and short-term investments on hand of $2,987,000, down $1,259,000 from the June 30, 1994 amount of $4,246,000.
The decrease was primarily the result of operational losses and capital expenditures. The Company is a party to pending patent litigation and securities law class action litigation. There can be no assurance as to the ultimate outcome of these lawsuits or the impact an adverse finding could have on the Company's operations or financial position. The Company expects cash flow from operations to provide adequate capitalization for the Company on both a short-term and long-term basis.

                                6 of 7

    The Company's working capital at March 31, 1995 was $8,132,000, a decrease of $3,032,000 when compared to June 30, 1994. Working capital decrease was primarily the result of a decrease in inventory and cash. The current ratio at March 31, 1995 was 2.2 to 1 compared to 2.7 to 1 at June 30, 1994.

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    HIGH TECH MEDICAL INSTRUMENTATION V. NEW IMAGE, ET. AL. This suit claims infringement by the Company's AcuCam camera of Examination Certificate United States Patent No. B 4,858,001 (the '001 Patent), which was a reexamination from U.S. Patent No. 4,858,001. As previously disclosed, on June 2, 1994, the District Court issued an Order preliminary enjoining
New Image from infringing Claim 24 of the '001 Patent. New Image appealed the granting of the Order to the United States Court of Appeals for the Federal Circuit and that Court has reversed the District Court's
Order. Trial in the action (which was originally set for June 12, 1995) has been postponed upon order by the Court. A new trial date has not yet been set.

    NEW IMAGE SECURITIES LITIGATION. The three class action lawsuits previously pending against the Company and certain of its officers has been consolidated into a single action purportedly on behalf of all persons who purchased New Image Common Stock during the specified class period.
New Image's Motion to Dismiss the consolidated class action was granted by the Court in May 1995, with leave to amend. Plaintiffs in the action are expected to file a First Amended Complaint.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

              None

        (b)   REPORTS ON FORM 8-K.

              None



                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEW IMAGE INDUSTRIES, INC.




Date: May 11 , 1995
                                            /s/ TOM COMPERE
                                            -----------------------------
                                            Tom Compere
                                            Chief Financial Officer

                                   7 of 7