Form 10-K405
period 1995-06-30
NEW IMAGE INDUSTRIES INC
filed 1995-10-13
CIK 853706

-------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

      /x/  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ______________

For the Fiscal Year Ended June 30, 1995          Commission File Number 0-17928

                        NEW IMAGE INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)
                 Delaware                                   95-4088548
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           21218 Vanowen Street, Canoga Park, California  91303
            (Address of principal executive offices) (Zip Code)

                      Registrant's telephone number,
                    including area code  (818) 702-0285

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                            Title of each Class
                            -------------------
                               Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No   .
                                                   ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

      At September 28, 1995, there were outstanding 4,790,638 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($2 1/8 per share) of the Registrant's Common Stock on the National Market System was $10,180,106. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1995 annual meeting of stockholders are incorporataed by reference in part 3 of this report.

-------------------------------------------------------------------------------

                                 PART I

ITEM 1.   BUSINESS.

     New Image Industries, Inc. (the Company) designs, develops and manufactures intraoral cameras and computer imaging systems (referred to herein as "New Image Systems") exclusively to the dental market place. These products include the AcuCam-Registered Trademark- Intraoral Camera System, the MultiCam-TM-Intraoral Camera System, the AcuCam PC+-TM- Computerized Camera System and the AcuView-TM- Dental Imaging System.

     In fiscal 1995, the Company undertook a significant restructuring of its product line, its operations and its management. The Company switched its product focus to a new product, MultiCam, which is a camera interchange system that allows a single AcuCam Intraoral Camera to be used in multiple operatories via docking stations. MultiCam utilizes the AcuCam Plus camera the Company has manufactured previously. See "--New Image Systems -- MULTICAM INTRAORAL CAMERA SYSTEM."
Additionally, the Company moved its finished product assembly from its Canoga Park facility to its facility in San Juan Capistrano in the third and fourth quarter of fiscal, 1995. The Company plans to move all of its operations to one facility in Carlsbad, California in November, 1995. Also, the Company restructured its senior management team and to date has hired a new President and Chief Financial Officer (see Note 4 of Notes to Financial Statements).

     The products the Company sells, in addition to the aforementioned MultiCam, include the AcuCam, which is an intraoral video camera system which is designed to assist the dental professional in diagnosing and demonstrating intraoral problems to the patient. See "-- New Image Systems -- ACUCAM INTRAORAL CAMERA SYSTEM". The AcuCam PC+ is a computerized intraoral video camera system that allows images to be stored or combined with patients' records. See "--New Image Systems - AcuCam PC+ computerized intraoral camera system." The AcuView Dental Imaging System is a computerized cosmetic imaging system which allows a dental professional to show the patient "before and after" pictures illustrating the effects of a proposed dental procedure. See "New Image Systems -- ACUVIEW DENTAL IMAGING SYSTEM". Each of the New Image Systems can be purchased and utilized alone or can be integrated with any of the other New Image Systems. Many of the Systems also include the AcuPrinter-TM-, which can be operated on a hands-free basis using a foot pedal. See "-- Other Products -- ACUPRINTER AND ACUPRINTER DTS."

NEW IMAGE SYSTEMS

     MULTICAM INTRAORAL CAMERA SYSTEM. The Company introduced the MultiCam Intraoral Camera System (the "MultiCam") in March 1995, and it quickly became the Company's leading selling product. It is now the focal point of the Company's sales and promotional effort. MultiCam is a camera interchange system that allows a single AcuCam Intraoral Camera to be used in multiple operatories through the use of docking stations. The portable camera weighs less than three lbs. and is easily moved between locations. MultiCam is a cost- effective alternative to video networks, which require wiring and installation. The one operatory MultiCam has a list price of $8,920.

     ACUCAM INTRAORAL CAMERA SYSTEM. In January 1991 the Company acquired the rights to an intraoral video camera known as the AcuCam Intraoral Camera (the "AcuCam"). The Company currently markets systems (the "AcuCam System") incorporating an advanced version of the AcuCam to the dental industry.

     The AcuCam consists of a high-quality camera body and fiber optic light rod with interchangeable 0 DEG. and 90 DEG. lenses built into a unit about the size of a standard dental handpiece. The camera unit also includes an image control processor and a halogen light source. The 90 DEG. lens is housed in an autoclavable rhodium sleeve which is heat sterilizable. Alternatively, the 90 DEG. lens can be encased in a disposable sterile sheath.

     In addition to the camera, the AcuCam System includes a CCD with a CCU processor, the AcuCam Illumination System, a color monitor and the AcuPrinter. Customers may purchase upgrades to the standard System, which include a still image video recorder, a super VHS video cassette recorder, additional lenses or a 20-inch super VHS color monitor. The current list price for the AcuCam System is $7,870. This product had a list price of $9,995 in June of 1994. For the fiscal year ended June 30, 1995, approximately 58% of the Company's revenues were derived from sales of the AcuCam System.

     AcuCam PC+ Computerized Intraoral Camera System. The Company introduced its first computerized intraoral camera system, the AcuCam PC+ Computerized Intraoral Camera System in November 1993 later improved to the PC+ in October, 1994. The AcuCam PC+ is a computerized intraoral camera system which allows the images captured with the intraoral camera to be automatically transferred to a host computer for storage or combination with the patient's records. With the AcuCam PC, the dentist can make notations about a particular image and include the notations with the image in the file. The AcuCam PC+ also allows for easy integration of the AcuCam with other imaging modalities.

     The standard system components of the AcuCam PC+ are the AcuCam Camera, a 486AT-compatible computer with 16 Mb RAM and 540 Mb hard drive and proprietary, Windows-based software which ties the intraoral images to patient files, automatically date stamps each picture and provides room for clinical notes and treatment reminders. The System includes a CCD processor and the AcuCam Fiberoptic Illumination System, the AcuPrinter, a 13" super VGA monitor, a mouse and cabinet. The AcuCam PC+ has a list price of $13,435. The AcuCam PC (486AT, 8Mb RAM, 525 Mb hard drive) had a list price of $16,395 in June of 1994.

     ACUVIEW DENTAL IMAGING SYSTEM. In October 1989, the Company acquired the rights to certain software developed for use in the plastic surgery and cosmetic dentistry industries, which the Company has used to develop the AcuView Dental Imaging System. The Company no longer actively markets a plastic surgery imaging system, but continues to provides systems for cosmetic dentistry applications.

     The AcuView Dental Imaging System, formerly named the PreView Imaging System, is a computerized cosmetic imaging system which allows dentists to visually communicate to their patients the potential results of one or more cosmetic, restorative or orthodontic dentistry procedures. The dentist uses the video camera which is included as part of the System to take a picture of the patient, and the image is input into the System and appears on the screen. The dentist can then alter the on-screen image of the patient, allowing both practitioner and patient to view the potential outcomes of various procedures. The dentist may then print out a "before" and "after" picture of the patient illustrating the potential outcome of the suggested procedure.

     The basic equipment utilized in the AcuView System includes a 486AT-compatible computer with an image processing board, the Company's proprietary software, an RGB color video camera, an RGB monitor, an imaging camera system including camera mount, diopter set and video lighting, a graphics tablet and stylus pen and a printer. The software program is a paint-type program that is specifically designed for the cosmetic dentistry application, and enables the practitioner to make computer-assisted freehand changes to the image displayed on the screen using a stylus.
The AcuView was upgraded and put on Windows-TM- in 1995. The AcuView System's current list price is $11,545.

OTHER PRODUCTS

     ACUPRINTER AND ACUPRINTER DTS. The AcuPrinter is a high speed, high resolution color printer which allows for the production of multi-format hard copy images for patient and insurance use. The AcuPrinter DTS, which the Company introduced in October 1993, allows for the storage of multiple images in memory and the digital transfer of images to and from a computer. With the AcuPrinter DTS, four full resolution images can be displayed in four quadrants, thereby allowing the display of 16 total images. The AcuPrinter DTS uses a Windows-TM- software program to export and import images from the printer to the computer.

     SOCRATES-TM- INTERACTIVE CD. Beginning in April 1994, the Company also offers either separately or as a part of any other System, the Socrates Interactive CD Patient Education System ("Socrates"). Using interactive CD technology, Socrates is used to educate patients about dentistry and a variety of dental procedures, either in the waiting room or in the dentist's chair. Socrates provides patient education on a variety of topics in 3-5 minute segments. The current list price for Socrates is $1,045.

HARDWARE

     Except as specifically discussed below, the Company currently assembles and tests the New Image Systems intended for sale in the United States at its facility located in San Juan Capistrano, California. The Company purchases the non-proprietary hardware components included as part of its New Image Systems from outside sources. Multiple sources of supply are available for all parts and components purchased by the Company. Many of the components of the Company's systems are computer and video items which have significant alternative uses.

     The Company is a value added reseller for certain of the hardware components included as part of its Systems. The Company purchases substantially all of the hardware components from its vendors at a discount from recommended retail list prices.

MARKETING AND SALES

     UNITED STATES. The Company's sales of the New Image Systems in the United States are made through full-time employees working out of the Company's headquarters and by a national field force of independent sales representatives who operate under the supervision of 18 Regional Managers. The majority of the sales made by the Company are the result of leads created principally from responses to direct mail solicitations, advertising in trade publications and attending trade shows. The sales representatives are compensated on a commission basis, with commissions generally ranging between 8% and 10% of the sale price of the unit sold.

     INTERNATIONAL SALES

     NEW IMAGE INTERNATIONAL. Traditionally, the Company marketed turnkey New Image Systems in Europe through New Image International, headquartered in Ghent, Belgium, which was the Company's exclusive distributor of New Image products in Europe prior to being acquired by the Company in December 1989. In April 1992, the Company sold New Image International to an unrelated Belgian company. The purchaser acquired the stock of New Image International and the exclusive right to distribute the Company's dental products in Europe. The terms of the sale were such that the purchaser paid for the stock with a promissory note which was secured by the New Image International stock sold. The purchaser defaulted on the payment of the note and the Company reacquired ownership of New Image International during fiscal 1993. The Company then terminated all of New Image International's rights to distribute New Image Systems, and granted an exclusive license to an unaffiliated third party to market its products in Europe. Pursuant to an Assignment and Assumption of License Agreement dated July 29, 1994, the Company reacquired this license in consideration of the transfer of 100,000 shares of the Company's Common Stock to the licensee. In connection with its restructuring, the Company has determined that the amount paid to reacquire the license will not be realized in the foreseeable future. Accordingly, the Company has written off the European license (See Note 4 of Notes to Financial Statements).

     CURRENT INTERNATIONAL SALES ARRANGEMENTS. After reaquiring its rights to market is products in Europe, the Company has decided to change its international strategy. While historically, the Company marketed its products outside the United States primarily through licensees, the Company now intends to move toward direct marketing of its products through distributors and dealers.

     As of September 28, 1995, the Company had only two active licensees, one of whose territories is South America and the other of whose territories includes Australia, Taiwan, South Africa, Indonesia, Hong Kong, Singapore, Malaysia, Israel and the Arabic Middle East. In addition, the Company has recently entered into an arrangement with VTM Medical Marketing, Inc. to set up a network of independent dealers for New Image products in both Europe and Japan. VTM will initiate these dealer arrangements to increase sales of New Image products directly to them.

     The Company's licensees and independent distributors integrate the software underlying the New Image systems with the necessary hardware and sell turnkey New Image systems. Software is sold to resellers who then sell the software to the end user for use on the end user's hardware.

     International sales are subject to certain risks common to non-United States operations in general, such as governmental regulation and import restrictions. The Company's international sales are dollar denominated and, therefore, are not directly subject to international currency fluctuations.

     ADVERTISING AND PROMOTION. The Company uses a combination of national advertising in selected trade journals, direct mail and trade show exhibitions to promote the New Image Systems. During the fiscal years ended June 30, 1995, 1994 and 1993, the Company incurred approximately $3,042,000, $2,213,000 and $1,631,000, respectively, in advertising costs and promotional activities. The Company attended approximately 170 trade shows during fiscal 1995.

     Also as a form of advertising and promotion, the Company sells or lends New Image Systems to dental schools nationwide. The Company believes that exposure to the product while a practitioner is in training may lead to increased sales in the future.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

     Management believes that most of the customers who purchase New Image Systems have little or no prior computer experience.
No training is required to operate the AcuCam or MultiCam Intraoral Video Camera Systems. The other Systems purchased from the Company offer half or full day training session conducted at the customer's location or at a Company facility. At the initial training session, the customer is instructed in the operation of the System. A customer may purchase additional training sessions or refresher courses at any time.

     All New Image Systems currently sold by the Company come with a one year standard limited parts and labor warranty on the hardware components. Computer imaging technicians are available to answer customers' telephone inquiries through the Company's office in San Juan Capistrano during regular working hours.

     Company-developed enhancements and upgrades to software programs are offered periodically by the Company to customers for purchase. The Company generates additional revenue by selling film to its customers for use in the printers sold by the Company, as well as disposable sterilized sheaths and window clips for the AcuCam lenses.

PRODUCT DEVELOPMENT

     During fiscal 1993, the Company introduced the AcuChart System and the AcuCam PC System. In October 1994, the Company released the AcuCam PC+ which was an improved AcuCam PC product. In March, 1995 the Company introduced MultiCam, an AcuCam system that is expandable to multiple dental operatories. In July, 1995 the company introduced an upgraded AcuView on Windows -TM-, a dental imaging software product for the cosmetic dentistry market. The company continues to focus its product development efforts on improvements of its intraoral camera products.

     In March, 1995 the Company entered into a contractual arrangement with Loral Fairchild Corporation for the joint development of a new Digital X-ray System for the dental market. The product will be marketed under the New Image name. Loral is responsible for the development of the Digital X-ray hardware and New Image is responsible for development of required system software, obtaining FDA clearance and marketing the Digital X-ray System. The Company presently contemplates the introduction of its new Digital X-ray product in the latter half of calendar 1996. The development of the Digital x-ray product is still underway. There can be no assurance that this product will be commercially marketed by the company and, if marketed, commercially viable.

PATENTS AND PROPRIETARY RIGHTS

     The Company regards its imaging systems and applications software as proprietary trade secrets and attempts to protect them with confidentiality agreements it has entered into with its employees and the confidentiality provisions in its agreements with distributors, licensees and sales representatives. The Company also relies on copyright protection, which protects against unauthorized copying of its programs. The Company has a patent on certian features of the AcuCam Camera (No. 5,124,797). The Company has also obtained or applied for trademark protection on the names AcuCam, AcuCam PC, AcuView, AcuChart, AcuRay and AcuPrinter. Despite the precautions the Company has taken, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as proprietary. The Company believes that existing copyright laws afford only limited practical protection against such risks. The Company believes that the technical and creative skills and expertise of its technical staff and marketing and management personnel are more critical to the Company's success than patent, copyright or trademark protection.

COMPETITION

     There are many companies which compete in the intraoral camera market which has recently resulted in price competition and an erosion of margins. The Company believes that the New Image Systems currently being marketed to the dental industry are functionally superior to competing products. A few of the companies with which the Company competes may be better financed and have more resources than the Company. The markets for the Company's products are relatively new and may attract additional competition in the future. There can be no assurance that competitive pressures will not result in price reductions or that other developments in the Company's markets might have an adverse affect on the Company.

EMPLOYEES

     At September 28, 1995, the Company had 86 full-time employees. Of this number, 1 was an officer, 33 were involved in production, 13 were in customer service, 21 were in administration, 8 were engaged in sales and marketing and 10 were involved with research & development. The Company has never had a work stoppage and no employees are represented by a collective bargaining agreement.

ITEM 2.   PROPERTIES.

     The Company's corporate headquarters and principal offices are currently located in Canoga Park, California, in approximately 9,825 square feet of space under a lease which expires on December 31, 1995. The lease provides for aggregate minimum monthly rental payments of approximately $8,350. For the fiscal year ended June 30, 1995, the Company had lease costs of approximately $169,000, pursuant to this lease and its predecessor. The lease also requires the Company to pay taxes, maintenance and insurance and provide for periodic rent increases based on a published price index.

     The Company leases approximately 1,700 square feet of space in an office building in Manhattan Beach, California. The
Company has subleased this space on a pass-through basis.

     The Company leases approximately 14,265 square feet in a building in San Juan Capistrano where it manufactures the AcuCam under a lease expiring November 30, 1995. The Company acquired this space in connection with the acquisition of Aerospace Optics. Lease costs under this lease were approximately $165,000 for the fiscal year ended June 30, 1995. The lease payments under this lease are currently approximately $15,000 per month.

     The Company leases approximately 7,000 square feet of warehouse space in San Juan Capistrano. Costs under this lease were approximately $12,000 in 1995. The lease payments are currently approximately $3,000 per month. The lease expires on November 30, 1995.

     The Company has entered into a new lease which began in August 1995, for a building in Carlsbad, California. This lease is for approximately 32,000 square feet and expires on February 28, 2001. The Company is not currently paying any rent but will pay $11,000 per month beginning October 1, 1995 and approximately $21,500 per month on March 1, 1996. The Company will vacate its existing facilities on or about November, 1995 and move all of its operations to Carlsbad.

ITEM 3.   LEGAL PROCEEDINGS.

     The following is a summary of certain lawsuits in which the Company is currently involved, and the settlement terms of a suit recently settled by the Company.

HIGH TECH MEDICAL INSTRUMENTATION V. NEW IMAGE, ET AL.

     On November 20, 1993, High Tech Medical Instrumentation ("HTMI") filed a patent infringement lawsuit against the Company, captioned "High Tech Medical Instrumentation v. New Image Industries, Civil Action No. C-93-4152 SBA (the "Action"). On May 24, 1995, the Company's motion for partial summary judgment was granted. The Plaintiffs filed a motion seeking reconsideration of the court's ruling on the New Image motion, which was denied on October 3, 1995. The Company has been informed that the Plaintiffs intend to appeal the summary judgement issued by the court in favor of the Company.

STEVEN P. HILL V. NEW IMAGE INDUSTRIES, INC., ET AL.

     On September 29, 1994, Steven P. Hill, a shareholder of the Company, filed a class action lawsuit against the Company and certain of its former officers alleging violations of Sections 10
(b) and 20 of the Securities and Exchange Act of 1934, as amended. The action purports to be on behalf of all persons who purchased New Image Common Stock between April 22, 1994 and September 27, 1994 and alleges that the Company made certain materially false and misleading statements. The Company does not believe there is a basis for the claims and intends to vigorously to defend the action.

BOSTON MARKETING, CO. LTD. V.  NEW IMAGE INDUSTRIES, INC.

      In July 1995, New Image was served with an action by Boston Marketing, Co. Ltd. in which Boston Marketing, Co. Ltd. claims New Image breached certain purchase orders for cameras which are incorporated in the Company's products. The plaintiffs in the action seek damages in excess of $7 million. The Company has denied all of the allegations contained in the Complaint and intends to vigorously defend the action.

FITZPATRICK AND BLAIR V. NEW IMAGE INDUSTRIES, INC.

     In March 1994, Michael Fitzpatrick, a former employee of New Image, filed an action against New Image alleging that New Image breached a contract allegedly existing between New Image and the plaintiff and was involved in certain fraudulent conduct in connection with that contract. Plaintiff seeks damages in an amount in excess of $4 million. The Company has denied all of the allegations contained in the Complaint and intends to vigorously defend the action.

     In addition to the foregoing, the Company is from time to time involved in litigation arising in the ordinary course of its business.

     The Company believes that the claims asserted are without merit and it continues to vigorously defend itself. The Company believes that its litigation reserve is sufficient to cover the costs of defense of these suits and any potential judgments.
However, there can be no assurances as to the ultimate outcome of any of these cases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of fiscal
1995 to a vote of the security holders of the Company.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "NIIS". The following table sets forth the high and low last sale prices for the Company's Common Stock in the NASDAQ National Market System for the periods indicated, as reported by the National Association of Securities Dealers, Inc.

                                                     Price
                                              ---------------------
                                                High         Low
                                              --------     --------
Fiscal 1993
  First Quarter  . . . . . . . . . . . . .       8           5 1/2
  Second Quarter . . . . . . . . . . . . .      19           6
  Third Quarter. . . . . . . . . . . . . .      22 1/4      14 1/2
  Fourth Quarter . . . . . . . . . . . . .      21          12 3/4

Fiscal 1994
  First Quarter  . . . . . . . . . . . . .      19 1/4      11 3/4
  Second Quarter . . . . . . . . . . . . .      16 5/8      11 3/4
  Third Quarter  . . . . . . . . . . . . .      16 3/8       8 7/8
  Fourth Quarter . . . . . . . . . . . . .      12 3/8       8 5/8

Fiscal 1995
  First Quarter. . . . . . . . . . . . . .      15 1/8       7 1/16
  Second Quarter . . . . . . . . . . . . .       6 3/4       3 5/8
  Third Quarter. . . . . . . . . . . . . .       5 1/4       3 5/8
  Fourth Quarter . . . . . . . . . . . . .       4 3/8       2 13/16

Fiscal 1996
  First Quarter (through September 28, 1995)     4 1/4       1 7/8


       On September 28, the closing price of the Common Stock on the NASDAQ National Market System was $2 1/8.

       As of September 28, 1995, there were approximately 652 record holders of the Company's Common Stock.

       DIVIDEND POLICY. The present policy of the Company is to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data of the Company set forth below at and for the each of the years shown below has been derived from the Company's audited financial statements. The financial statements for fiscal years ended June 30, 1995, 1994 and 1993 are included elsewhere herein.

       The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition" and the Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report.


                                                     For Year ended June 30,
                             -------------------------------------------------------------------------
                                  1995          1994           1993           1992           1991
                             -----------    -----------    -----------    -----------    ------------
Income Statement Data
Net Revenues . . . . . . . . $31,623,000    $31,569,000    $30,589,000    $16,357,000    $ 8,345,000
  Cost of Revenues . . . . .  21,319,000     17,069,000     14,705,000      8,602,000      5,232,000
                             ------------   ------------   ------------   ------------   ------------
  Gross profit . . . . . . .  10,304,000     14,500,000     15,884,000      7,755,000      3,113,000
                             ------------   ------------   ------------   ------------   ------------

Selling, general and
  administrative expenses  .  12,105,000     11,517,000      9,044,000      6,863,000      9,421,000
Research and
  development expenses . . .   1,220,000        604,000        375,000         84,000        321,000
Unusual charges. . . . . . .   4,350,000             --             --             --      2,931,000
Club New Image expenses. . .          --             --             --             --      2,675,000
Legal/litigation expenses. .     349,000      2,710,000        217,000      1,395,000        700,000
Loss on disposition
  of subsidiary. . . . . . .          --             --             --        474,000             --
Loss on sale of assets . . .      38,000             --             --             --             --
Interest income, net . . . .     (85,000)        (4,000)       (35,000)       (48,000)      (551,000)
                             ------------   ------------   ------------   ------------   ------------
(Loss) income before
  income taxes . . . . . . .  (7,673,000)      (327,000)     6,283,000     (1,013,000)   (12,384,000)
Provision (benefit)
  for income taxes . . . . .          --         20,000        675,000             --   .   (571,000)
                             ------------   ------------   ------------   ------------   ------------
Net (loss) income. . . . . . $(7,673,000)    $ (347,000)   $ 5,608,000    $(1,013,000)  $(11,813,000)
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------
Net (loss) income per
  share. . . . . . . . . . . $     (1.61)    $    (0.08)   $      1.27    $      (.26)  $      (3.00)
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------
Weighted average shares
  of common stock
  outstanding. . . . . . . .   4,762,000      4,612,000      4,429,000      3,973,000      3,932,000
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------



                                                            June 30,
                             -------------------------------------------------------------------------
                                  1995          1994           1993           1992           1991
                             -----------    -----------    -----------    -----------    ------------
Balance Sheet Data
  Working capital. . . . . . $ 6,045,000    $11,164,000    $ 9,171.000    $ 4,029,000    $ 4,257,000
  Total assets . . . . . . .  15,901,000     21,431,000     18,515,000      9,412,000     11,525,000
  Long term debt . . . . . .      24,000        229,000        486,000        104,000        202,000
  Total debt . . . . . . . .      33,000        249,000      1,358,000        122,000      1,922,000
  Accumulated deficit. . . . (14,011,000)    (6,337,000)    (5,990,000)   (11,598,000)   (10,585,000)

  Shareholders' equity . . .   8,658,000     14,667,000     12,308,000      6,026,000      6,961,000



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentage of total revenue represented by certain items on the Company's Consolidated Statements of Operations.

                                    1995        1994        1993       1992
                                   ------      ------      ------     ------
Net revenues  . . . . . . . . .    100.0%      100.0%      100.0%     100.0%
Cost of revenues. . . . . . . .     67.4        54.1        48.1       52.6
     Gross profit . . . . . . .     32.6        45.9        51.9       47.4
Selling, general and
   administrative expenses. . .     38.3        36.5        29.6       42.0
Research and
   Development expenses . . . .      3.9         1.9         1.2        0.5
Unusual charges . . . . . . . .     13.8          --          --         --
Loss on disposition of subsidiary     --          --          --        2.9
Legal/litigation expenses . . .      1.1         8.6         0.7        8.5
Loss on sale of assets. . . . .      0.1          --          --         --
Interest income, net. . . . . .     (0.3)       (0.0)       (0.1)      (0.3)
(Loss)/income before taxes. . .    (24.3)       (1.0)       20.5       (6.2)
     Net (loss) income. . . . .    (24.3)       (1.1)       18.3       (6.2)

RESULTS OF OPERATIONS

       YEAR ENDED JUNE 30, 1995 COMPARED TO THE YEAR END JUNE 30, 1994

       Net revenues for the year ended June 30, 1995 were $31,623,000, relatively flat compared to 1994 net revenues of $31,569,000.

       The Company's gross profit percentage decreased from 46% for the year ended June 30, 1994 to 33% for the year ended June 30, 1995. This reduction in gross profit percentage is a result of a number of factors, including significant selling price reductions, higher material costs as a percentage of selling price for some of the Company's new products, change in mix of products to lower margin products, higher indirect labor and overhead costs in manufacturing, production transition costs and increased reserves.

       Selling, general and administrative expenses increased $588,000 in fiscal 1995 when compared to fiscal 1994, and also increased as a percentage of revenue from 36% to 38%. The increase was due to higher general and administrative expenses, resulting from a variety of factors notable among which were higher salaries and depreciation and amortization. Selling expenses were relatively constant from 1994 to 1995.

       Research and Development expenses increased 102% from $604,000 in 1994 to $1,220,000 in 1995. This increase is attributable to activities undertaken to develop the MultiCam product as well as activities to further develop the Company's digital x-ray product.

       Legal/litigation expenses declined from $2,710,000 to $349,000. A $2,710,000 charge was recorded in fiscal 1994 for costs of a patent litigation suit and other matters the company was facing. Approximately $1,513,000 of litigation costs were charged against the reserve and an additional $349,000 was provided for in 1995. An accrual of approximately $836,000 remains at June 30, 1995 to cover additional costs and potiential judgements. See "BUSINESS -- LITIGATION"

       Unusual charges of $4,350,000 were recorded in fiscal 1995. These charges relate to the termination/resignation of officers and other management personnel, a writedown of inventory related to discontinued products, payments related to the termination/modification of supply contracts and purchase commitments, relocation payments related to the abandonment of the Canoga Park and San Juan Capistrano leases, write-off of marketing rights to Europe, and other miscellaneous items (See Note 4 on Notes to Financial Statements).

       Accounts receivable increased $312,000 primarily due to an increase in international accounts receivable. Inventories declined by $2,172,000 primarily due to reserve of $1,250,000 for materials for discontinued products and, to a lessor extent, better inventory management. Current liabilities increased by $684,000, caused by a small increase in payables and a significant increase in other accrued liabilities as a result of the restructuring partially offset by a decline in the litigation reserve.

       YEAR ENDED JUNE 30, 1994 COMPARED TO THE YEAR ENDED JUNE 30, 1993

       Net revenues for the year ended June 30, 1994 increased slightly (3.2%) from $30,589,000 to $31,569,000. However, revenues for the 1993 fiscal year included revenues from Styles on Video, Inc., a subsidiary of the Company which was spun off to the Company's shareholders in March 1993. Excluding revenues derived from Styles on Video ($4,037,000), in fiscal 1993 the Company had revenues attributable to its dental business of $26,552,000. Revenues attributable to the Company's current business thus increased 19% in fiscal 1994 from the level experienced in fiscal 1993. The Company believes that this increase is attributable in large part to the increased awareness of the Company's products by members of the dental profession, as well as a substantial increase in the Company's sales force. During fiscal 1994, the Company aggressively sought to penetrate the market through expansion of its external sales force and attendance at more trade shows. The increase in revenues experienced in fiscal 1994 was partially offset by a decline in revenues experienced in the third quarter of fiscal 1994, which was attributable in large part to the earthquake in Los Angeles and severe weather conditions throughout much of the United States. The Company believes that revenues were further adversely impacted by the issuance of the preliminary injunction in the HTMI lawsuit which occurred in the fourth quarter of fiscal 1994. See "Legal Proceedings." Because of the existence of the injunction, the Company was forced to suspend sales of the AcuCam camera for approximately one week while it effected a redesign of the camera to avoid the alleged infringement.

       The Company's gross profit percentage decreased from 52% for the year ended June 30, 1993 to 46% for the year ended June 30, 1994. This reduction in gross profit percentage is primarily a result of a decrease in the average sale price of the Company's systems and cameras, which was instituted by the Company during fiscal 1994 in response to competitive pressures. The Company anticipates that the lower prices will remain in effect for the foreseeable future and that the prices may have to be further reduced if the competition so dictates. Also contributing to the decrease was the fact that revenues during the 1993 period included sales derived from Styles on Video which experienced higher margins due to the greater volume of software sales. In addition, the decline of the dollar against the yen increased the cost of goods sold for certain products and a reserve for older and damaged inventory of $550,000 was taken during the third and fourth quarters of fiscal 1994.


       Selling, general and administrative expenses increased $2,473,000 in fiscal 1994 when compared to fiscal 1993, and increased also as a percentage of revenue from 30% to 36%. This increase is in part attributable to an increased percentage of the Company's sales being made by independent sales representatives as opposed to direct sales by the Company's in-house marketing personnel. The sales representatives are paid commissions ranging from 8% to 10% of sales. Total commissions paid during this 1994 period amounted to $2,857,000, or 9% of revenues, versus $1,442,000, or 5.4% of dental revenues during the 1993 period. Also contributing to the increase was an increase in advertising expenses of $582,000, an increase in amortization expenses due to the Aerospace Optics acquisition and increased personnel costs.

       Product development expenses increased 61% from $375,000 in fiscal 1993 to $604,000 in fiscal 1994. This increase is attributable to activities undertaken in connection with the Company's digital x-ray project, as well as ongoing improvements to the Company's existing product line.

       Legal/litigation expenses increased from $217,000 for fiscal 1993 to $2,710,000 (9% of revenues) in fiscal 1994 due to the ongoing patent litigation against the Company. A reserve of $2,000,000 was taken during the fourth quarter of fiscal 1994 against future costs of this litigation.

       Inventories increased $3,136,000 at June 30, 1994 when compared to June 30, 1993, primarily as a result of an increased need for inventory to provide to the Company's Regional Managers and outside sales representatives for their use as demonstration equipment. Also contributing to the increase in inventories was the AcuTrial program instituted by the Company during fiscal 1994. This program allows a dentist to order an AcuCam System on a trial basis and use it for a two week period before making a purchase decision.

IMPACT OF INFLATION AND CHANGING PRICES.

       The Company does not believe it has been significantly impacted by inflation because the prices of its primary components, camera chips, video printers and IBM-compatible personal computers and related equipment, have generally fallen during the past few years.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1995, the Company had cash on hand of $1,567,000, down from $2,950,000 at June 30, 1994, a decrease of $1,383,000. The decrease was primarily the result of the negative cash flow from operations, which was ($1,576,000).

       The company is currently investing cash in the business by consolidating its operations into one facility, upgrading its management information systems and investing in new product development.
Notwithstanding these investments, the company believes, based on its expected sales level and cost efficiencies anticipated to be generated from its restructuring, that it has adequate capitalization for at least the next twelve months. If the Company's expectations are not met, the Company may be required to seek additional equity or debt financing. There can be no assurance that such financing would be available.

       The Company's working capital at June 30, 1995 was $6,045,000, a decrease of $5,119,000 when compared to June 30, 1994. The decrease resulted primarily from losses incurred and reserves recorded in 1995. The current ratio was 1.8 to one at June 30, 1995, down from 2.7 to one at June 30, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         NEW IMAGE INDUSTRIES, INC.
                       INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                               ------
Report of Independent Public Accountants. . . . . . . . . . .    15

Consolidated Balance Sheets at June 30, 1995 and 1994 . . . .    16

Consolidated Statements of Operations for each of the three
  years ended June 30, 1995, 1994 and 1993. . . . . . . . . .    18

Consolidated Statements of Shareholders' Equity for each of
  the three years ended June 30, 1995, 1994 and 1993. . . . .    19

Consolidated Statements of Cash Flows for each of the three
  years ended June 30, 1995, 1994 and 1993. . . . . . . . . .    20

Notes to Consolidated Financial Statements. . . . . . . . . .    22


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To New Image Industries, Inc.

We have audited the accompanying consolidated balance sheets of NEW IMAGE INDUSTRIES, INC. (a Delaware corporation) and subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Image Industries, Inc. and subsidiary as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As more fully discussed in Note 3, the company is a party to certain significant legal proceedings. The Company believes that the claims are without merit and will vigorously defend itself. The Company believes that the litigation reserves of approximately $800,000 are sufficient to cover the costs of defense and any potential judgments. However, there are no assurances as to the ultimate outcome of these matters.


                                   ARTHUR ANDERSEN LLP




Los Angeles, California
October 6, 1995

                   NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND 1994

                                    ASSETS

                                                                     June 30,
                                                             ----------------------
                                                                1995        1994
                                                             -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 1,567,000  $ 2,950,000
  Short-term investments and bank certificate of deposit         500,000    1,296,000
  Accounts receivable, net of allowance for doubtful
   accounts of $280,000 in 1995 and $281,000 in 1994           5,251,000    4,939,000
  Inventories                                                  5,444,000    7,616,000
  Refundable income taxes                                             --      659,000
  Prepaid expenses and other                                     502,000      239,000
                                                             -----------  -----------

     Total current assets                                     13,264,000   17,699,000
                                                             ===========  ===========
PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                      1,873,000    1,825,000
  Office furniture and fixtures                                  156,000       97,000
  Vehicles                                                       154,000      201,000
  Leasehold improvements                                         211,000       96,000
                                                             -----------  -----------
                                                               2,394,000    2,219,000

   LESS: accumulated depreciation and amortization             1,552,000    1,230,000
                                                             -----------  -----------
     Property and equipment, net                                 842,000      989,000
                                                             -----------  -----------
INTANGIBLE ASSETS, net of accumulated amortization
 of $1,571,000 in 1995 and $1,296,000 in 1994                  1,230,000    2,096,000

CAPITALIZED SOFTWARE AND OTHER ASSETS                            565,000      647,000
                                                             -----------  -----------
                                                             $15,901,000  $21,431,000
                                                             ===========  ===========










         The accompanying notes are an integral part of these consolidated financial statements.

                    NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND 1994

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      June 30,
                                                             ------------------------
                                                                1995          1994
                                                             -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                           $ 3,452,000  $ 3,123,000
  Accrued payroll                                                595,000      513,000
  Accrued litigation costs                                       836,000    2,000,000
  Accrued restructuring and unusual charges                    1,109,000           --
  Accrued liabilities related to acquisition                     623,000      635,000
  Other accrued liabilities                                      604,000      264,000
                                                             -----------  -----------
     Total current liabilities                                 7,219,000    6,535,000
                                                             -----------  -----------
OTHER LONG TERM LIABILITIES                                       24,000      229,000
                                                             -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $0.001 per share;
   1,000,000 shares authorized; none outstanding                      --           --

  Common stock, par value $0.001 per share;
   10,000,000 authorized; 4,791,000 outstanding
   at 1995; 4,621,000 outstanding at 1994                          5,000        5,000
  Capital in excess of par value                              22,663,000   20,999,000
  Accumulated deficit                                        (14,010,000)  (6,337,000)
                                                             -----------  -----------
    Total shareholders' equity                                 8,658,000   14,667,000
                                                             -----------  -----------
                                                             $15,901,000  $21,431,000
                                                             ===========  ===========
















          The accompanying notes are an integral part of these consolidated financial statements.

                    NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR EACH OF THE THREE YEARS ENDED JUNE 30,

                                           1995         1994           1993
                                        -----------  -----------   -----------
Net revenues                            $31,623,000  $31,569,000   $30,589,000
Cost of revenues                         21,319,000   17,069,000    14,705,000
                                        -----------  -----------   -----------
  Gross profit                           10,304,000   14,500,000    15,884,000
                                        -----------  -----------   -----------
Selling, general and
 administrative expenses                 12,105,000   11,517,000     9,044,000
Research and development expenses         1,220,000      604,000       375,000
Legal/litigation expenses                   349,000    2,710,000       217,000
Restructuring and unusual charges         4,350,000           --            --
Interest expense (income), net              (85,000)      (4,000)      (35,000)
Loss on sale of assets                       38,000           --            --
                                        -----------  -----------   -----------
(Loss) income before income taxes        (7,673,000)    (327,000)    6,283,000
Provision for income taxes                       --       20,000       675,000
                                        -----------  -----------   -----------
  Net (loss) income                     $(7,673,000)  $ (347,000)  $ 5,608,000
                                        ===========   ==========   ===========
Net (loss) income per share             $     (1.61)  $    (0.08)  $      1.27
                                        ===========   ==========   ===========
Weighted average shares of
 common stock outstanding                 4,762,000    4,612,000     4,429,000
                                        ===========   ==========   ===========













         The accompanying notes are an integral part of these consolidated financial statements.

                  NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR EACH OF THE THREE YEARS ENDED JUNE 30,


                                                Common Stock and
                                               Capital in Excess of
                                                     Par Value                            Total
                                              ------------------------    Accumulated     Share-
                                               Number of                   Earnings      holders'
                                                Shares         Amount      (Deficit)      Equity
                                              ----------    -----------  ------------   ----------
Balance at June, 30, 1992                      4,057,000     17,624,000   (11,598,000)   6,026,000
Exercise of stock options
 including related tax benefits                  256,000        603,000            --      603,000
Exercise of stock warrants                       100,000        780,000            --      780,000
Dividend distribution -
 Styles on Video                                      --       (709,000)           --     (709,000)
Net income                                            --             --     5,608,000    5,608,000
                                              ----------    -----------  ------------   ----------
Balance at June 30, 1993                       4,413,000     18,298,000    (5,990,000)  12,308,000
Exercise of stock options
 including related tax benefits                   65,000        641,000            --      641,000
Issuance of stock for shareholder
 litigation settlement                            56,000      1,000,000            --    1,000,000
Issuance of stock for Aerospace
 acquisition                                      87,000      1,065,000            --    1,065,000

Net loss                                              --             --      (347,000)    (347,000)
                                              ----------    -----------  ------------   ----------
Balance at June 30, 1994                       4,621,000     21,004,000    (6,337,000)  14,667,000
Exercise of stock options
 including related tax benefits                   18,000         43,000            --       43,000
Issuance of stock for European
 license acquisition                             100,000      1,413,000            --    1,413,000
Issuance of stock for Aerospace
 acquisition                                      17,000        208,000            --      208,000
Issuance of stock in connection
 with litigation                                  35,000             --            --           --
Net loss                                              --             --    (7,673,000)  (7,673,000)
                                              ----------    -----------  ------------   ----------
Balance at June 30, 1995                       4,791,000    $22,668,000  $(14,010,000)  $8,658,000
                                              ==========    ===========  ============   ==========



          The accompanying notes are an integral part of these consolidated financial statements.

                   NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR EACH OF THE THREE YEARS ENDED JUNE 30,

                                                             1995          1994         1993
                                                         -----------    ----------  -----------
Cash flows from operating activities:
Net (loss) income                                        $(7,673,000)   $ (347,000) $ 5,608,000
Adjustments to reconcile net (loss) income to
 net cash provided (used) by operating activities:
Restructuring and unusual charges                          1,597,000            --           --
Depreciation and amortization                              1,446,000       992,000      877,000
Provision for losses on accounts receivable
  and long term receivable                                    75,000       175,000       30,000

Changes in assets and liabilities, net
  of affects from acquisition and sale:
(Increase) decrease in:
  Accounts receivable                                       (387,000)     (678,000)  (3,105,000)
  Inventories                                              2,283,000    (2,586,000)  (3,808,000)
  Prepaid expenses and other                                (263,000)      (57,000)    (285,000)
  Income taxes receivable                                    659,000      (659,000)          --
Increase (decrease) in:
  Accounts payable                                           329,000       513,000    2,000,000
  Accrued expenses                                         1,522,000       217,000     (446,000)
  Income taxes payable                                            --       (65,000)     215,000
  Accrued Litigation                                      (1,164,000)    2,000,000      359,000
                                                         -----------    ----------  -----------
Net cash (used in) provided by operating
  activities                                              (1,576,000)     (495,000)   1,445,000
                                                         -----------    ----------  -----------
Cash flows from investing activities:
  (Increase) in capitalized software and
   other assets                                             (167,000)     (403,000)      (8,000)
  Purchase of property and equipment                        (479,000)     (573,000)    (282,000)
  Cash received from sales of
   investments and maturities of CDs                         796,000     1,122,000      201,000
  Net purchases of short-term investments                         --            --   (2,418,000)
  Cash portion of distribution to
   shareholders of stock in
   subsidiary-                                                    --            --     (273,000)
  Cash paid in connection with the
   acquisition of certain intangible assets                       --            --     (222,000)
                                                         -----------    ----------  -----------
Net cash provided by (used) in
          investing activities                               150,000       146,000   (3,002,000)
                                                         -----------    ----------  -----------


                    NEW IMAGE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR EACH OF THE THREE YEARS ENDED JUNE 30,
                                  (CONTINUED)

                                                        1995          1994          1993
                                                     ----------    ----------    ----------
Cash flows from financing activities:
  Net proceeds from issuance of stock                    43,000       641,000     1,383,000
Net cash provided by (used) in financing activities      43,000       641,000     1,383,000
                                                     ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (1,383,000)      292,000      (174,000)
BEGINNING CASH AND CASH EQUIVALENTS                   2,950,000     2,658,000     2,832,000
                                                     ----------    ----------    ----------
ENDING CASH AND CASH EQUIVALENTS                     $1,567,000    $2,950,000    $2,658,000
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------
Supplemental disclosures:
   Interest paid                                     $   14,000    $   71,000    $   33,000
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------
   Taxes paid                                        $       --    $  624,000    $  370,000
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------
Accrued liabilities recorded in connection
 with purchase of certain intangible assets          $       --    $       --    $1,040,000
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------
Note payable issued in connection with purchase
 of certain intangible assets                        $       --    $       --    $  857,000
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------
Common Stock issued in connection with
 Shareholder litigation settlement                   $       --    $1,000,000    $       --
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------








         The accompanying notes are an integral part of these consolidated financial statements.

              NEW IMAGE INDUSTRIES, INC.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1995, 1994 AND 1993


1.  Summary of Significant Accounting Policies

    a. Line of Business and Operations -- New Image Industries, Inc. (the "Company") designs, develops and manufactures intraoral cameras and computer imaging systems (referred to herein as "New Image Systems") exclusively to the dental market place. These products include the MultiCam Intraoral Camera System, AcuCam Intraoral Camera System, the AcuCam PC+ Computerized Camera System and the AcuView Dental Imaging System. Prior to March 29, 1993 the Company also designed, manufactured and distributed hardware and software products related to the beauty industry.

    During the year ended June 30, 1992 the Company began test marketing a new program for its beauty industry products, "Styles on Video". Effective July 1992, the Company transferred to its then wholly owned subsidiary, Styles on Video, Inc. ("Styles on Video"), certain assets consisting of certain hardware and software which Styles on Video based its Styles on Video System, in consideration of the issuance to the Company of 1,000,000 shares of common stock of Styles on Video. The Company determined that its own best interests would be served by transferring all rights in the New Image Salon System and other beauty products to the new entity, whose management could concentrate exclusively on the exploitation of these products. Effective March 29, 1993, the Company undertook a distribution (the "Distribution") of all of the common stock of Styles on Video ("Styles Common Stock") held by the Company to its shareholders of record on the basis of one share of Styles Common Stock for each five shares of common stock of the Company held at the close of business on February 8, 1993, the record date for the Distribution. See Note 6b.

    In the third and fourth quarter of fiscal 1995, the Company undertook a restructuring of its operations in order to become more competitive and improve operating results. The restructuring included changes in management personnel, moving facilities, concentrating on certain products and other items (See Note 4).

    b. Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary Styles on Video, Inc. (Note 6). The results of operations for Styles on Video have been included from July 1, 1992 through March 29, 1993, the effective date of the Distribution. All significant intercompany transactions have been eliminated in consolidation.

    c. Cash and Cash Equivalents -- Cash and cash equivalents include short term, highly liquid investments; principally tax-exempt money market funds and municipal securities with original maturities of three months or less.

    d. Short-term Investments and Bank Certificates of Deposit -- Short-term investments and bank certificates of deposit include short-term, highly liquid investments; principally tax-exempt money market funds and municipal securities with original maturities of greater than three months. The cost of these items approximated their fair market value at June 30, 1995.

    e. Major Customers -- No customer accounted for more than ten percent of revenues in any of the periods presented. The majority of the Company's current customers consist of dental professionals. Certain of the dental professionals lease the Company's products through third party leasing companies. Under the terms of the sales, the leasing companies have no recourse to the Company.

    f. Revenue Recognition -- The Company recognizes revenue from system, supplies and software sales at the time of shipment, net of estimated sales returns and allowances. Revenues from software sales and licenses are recognized in compliance with the A.I.C.P.A.'s statement of position No. 91-1, software revenue recognition. Revenues from warranty, maintenance and service contracts, which have not been significant, are recognized ratably over the life of the contract. The components of revenues are as follows:

                                                   Year Ended June 30,
                                      ----------------------------------------------
                                         1995             1994               1993
                                      -----------      -----------       -----------
       System sales                   $29,620,000      $29,610,000       $27,143,000
       Software sales                           -                -         1,394,000
       Supplies and Other               2,003,000        1,959,000         2,052,000
                                      -----------      -----------       -----------
                                      $31,623,000      $31,569,000       $30,589,000
                                      -----------      -----------       -----------
                                      -----------      -----------       -----------

    g. Warranty Expenses -- The Company generally warrants its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

    h. Inventories -- Inventories consist primarily of purchased components and raw materials and are priced at the lower of cost (first-in; first-out) or market. Such amounts include the cost of material and, when applicable, labor and overhead.
    Appropriate consideration is given to deterioration, obsolescence and other factors in determining net realizable value.

    i. Property and Equipment -- The Company primarily uses the straight-line method of depreciation. Estimated useful lives are as follows:

                 Computer hardware and software       2 to 3 years
                 Furniture and fixtures               7 years
                 Vehicles under capital leases        5 years
                 Leasehold improvements               lesser of lease term or asset life

    The Company follows the policy of capitalizing expenditures which materially increase asset lives, and charging ordinary maintenance and repairs to operations as incurred. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in income.

    j. Capitalized Software Development Costs -- The Company capitalizes, and includes in other assets, costs incurred for the development of certain computer software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires external factors, including, but not limited to, technological feasibility and obsolescence, anticipated future gross revenues, estimated economic life, changes in software and hardware technology, and patent and trademark law and litigation. The net book value of capitalized software at June 30, 1995 and 1994 was approximately $400,000.

    Amortization of capitalized software development costs is provided for on a product-by-product basis at the greater of the amount computed using a ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of 24 months is assigned to capitalized computer software development costs. Amortization amounted to $249,000, $48,000 and $138,000 for the periods ended June 30, 1995, 1994, and 1993, respectively and is included in cost of revenues in the accompanying statement of operations.

    k. Intangible Assets -- Intangible assets consist of the amount paid for the patent, copyright and other rights to certain products and goodwill. Amortization is provided on a straight-line basis over a period of five to twenty years. Intangible Assets consist of the following as of June 30:

                                            1995          1994
                                         ----------    ----------
         Goodwill                        $   838,000   $   838,000
         Non-compete and
           Employment Agreement
           (See Note 4)                  $   690,000     1,281,000
         Product and Patent Rights         1,273,000     1,273,000
                                         -----------   -----------
                                           2,801,000     3,392,000
         Accumulated Amortization         (1,571,000)   (1,296,000)
                                         -----------   -----------
             Total                       $ 1,230,000   $ 2,096,000
                                         -----------   -----------
                                         -----------   -----------

    l. (Loss) Income Per Common Share -- (Loss) income per common share for fiscal 1995, 1994 and 1993 are based on the weighted average number of common shares outstanding and includes the dilutive effect of options and warrants in fiscal 1993. The effect of common share equivalents is not included in the loss per common share calculation for fiscal 1994 and 1995.

2.  Income Taxes

    On July 1, 1993, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes, SFAS No. 109" under which deferred tax assets and liabilities are provided on differences between financial reporting and tax reporting using the enacted tax rates. The adoption of this new statement did not have a material effect on the Company's operations or financial position. Prior to the adoption of this new statement, income taxes were computed in accordance with FASB Statement No. 96.

    The income tax provision (benefit) on (loss) income differs from the amount obtained by applying the federal statutory rate because of the following items:


                                   1995        1994        1993
                                  -----       -----       -----
    Statutory rate                (34.0)%     (34.0)%      34.0%

    Losses producing no
      current tax benefit          34.0        34.0           -

    State income tax net of
      federal tax effect             -           -           5.5

    NOL used to offset income        -           -         (32.3)


    Alternative minimum tax          -          6.1           -

    Other                            -           -           3.5
                                   ----        ----         ----
    Effective rate                   - %        6.1%        10.7%
                                   ----        ----         ----
                                   ----        ----         ----


    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 are as follows:

                                      Deferred tax            Deferred tax
                                        assets                Liabilities
                                      ------------           ------------
      Software                        $    --                 $(189,000)
      Litigation                          337,000
      Other Reserves                      667,000
      Restructuring Reserve               950,000
      Net operating loss carryforward   2,383,000
      Other                               141,000
                                      ------------            ----------
                                        4,478,000              (189,000)
      Valuation allowance              (4,289,000)
                                      ------------            ----------

      Total deferred taxes            $   189,000             $(189,000)
                                      ------------            ----------
                                      ------------            ----------

    As of June 30, 1995, the Company has net operating loss carryforwards for federal and for financial statement purposes of approximately $5,957,000 and $8,600,000, respectively. Federal net operating losses will begin to expire after 2005, becoming fully expired by the year 2007 if not offset against future taxable income. As a result of the Tax Reform Act, the availability of net operating loss carryforwards can be limited due to a change in ownership.

3.  Commitments and Contingencies

    a. Leases -- The Company leases its facilities under various operating leases which expire at various dates through fiscal 2001. The lease commitments include the lease for a new facility in Carlsbad, California which was signed in August, 1995. The leases require the Company to pay taxes, maintenance and insurance and provide for periodic rent increases based on a published price index. Total lease expenses under these operating leases were $346,000, $251,000 and $203,000 for the periods ended June 30, 1995, 1994 and 1993, respectively. The Company also leases certain vehicles under capital leases which expire at various dates through 1997. The long term obligation related to the capitalized leases is included in other long term liabilities, and the current portion is included in other accrued liabilities.

    The net book value of the vehicles under these leases amounted to approximately $21,000. The aggregate liability for future rentals under these lease agreements as of June 30, 1995, net of sublease income which totaled $45,000 during the year, is summarized as follows:

    Year Ended             Capital        Operating
     June 30,              Leases          Leases             Total
    -----------           ---------      ------------      ----------
       1996                $11,000        $  284,000       $  295,000
       1997                 25,000           261,000          286,000
       1998                      -           270,000          270,000
       1999                      -           278,000          278,000
       2000                      -           284,000          284,000
       Thereafter                            192,000          192,000
                           -------        ----------       ----------
                           $36,000        $1,569,000       $1,605,000
                                          ----------       ----------
                                          ----------       ----------
       Less: Amount
       representing
       interest             3,000
                          -------
                           33,000

       Less: Current
       portion              9,000
                          -------
                          $24,000
                          -------
                          -------


    b. Contracts -- The Company has entered into a five-year, $28 million purchase contract with a vendor for the acquisition of certain components of New Image's planned digital x-ray products. The Company plans to distribute and sell the product and believes, at this time, that the Company will meet its commitment. There are provisions in the contract allowing New Image to abandon its obligation, if New Image so chooses, for the payment of a fee.

    c. Litigation -- The Company has been party to certain claims and legal proceedings. The most significant matters are summarized as follows:

HIGH TECH MEDICAL INSTRUMENTATION V. NEW IMAGE, ET AL.

     On November 20, 1993, High Tech Medical Instrumentation ("HTMI") filed a patent infringement lawsuit against the Company, captioned "High Tech Medical Instrumentation v. New Image Industries, Civil Action No. C-93-4152 SBA (the "Action"). On May 24, 1995, the Company's motion for partial summary judgment was granted.
Plaintiffs have filed a motion seeking reconsideration of the court's ruling on the New Image motion, which was denied on October 3, 1995. The Company has been informed that the Plaintiffs intend to appeal the summary judgment issued by the court in favor of the Company.

NEW IMAGE INDUSTRIES, INC. V. PERRY MICHAEL WILLIAMS. This is an action filed by the Company against a former employee for conversion of 35,000 shares of Common Stock which were mistakenly issued to Mr. Williams by the Company's transfer agent. Williams filed a cross-complaint against the transfer agent for indemnification and against the Company for defamation. In February 1994, the Company obtained a writ of attachment against Mr. Williams in the amount of $706,120 representing the value of the shares on the date of conversion and estimated attorneys' fees. The Company has attached Mr. Williams' home and his stock in two other companies. In August 1994, the court granted the Company's motion for summary adjudication against Mr. Williams on the conversion issue, finding him liable to the Company in the amount of $665,000. The case is set for trial on the remaining issues. The 35,000 shares have been treated as issued and outstanding at no value. As amounts are received in connection with the settlement, they will be recorded as increases to Shareholders' equity.

STEVEN P. HILL V. NEW IMAGE INDUSTRIES, INC., ET AL.

     On September 29, 1994, Steven P. Hill, a shareholder of the Company, filed a class action lawsuit against the Company and certain of its former officers alleging violations of Sections 10 (b) and 20 of the Securities and Exchange Act of 1934, as amended. The action purports to be on behalf of all persons who purchased New Image Common Stock between April 22, 1994 and September 27, 1994 and alleges certain that the Company made certain materially false and misleading statements. The Company does not believe there is a basis for the claims and intends to vigorously defend the action.

BOSTON MARKETING, CO. LTD. V.  NEW IMAGE INDUSTRIES, INC.

      In July 1995, New Image was served with an action by Boston Marketing, Co. Ltd. in which Boston Marketing, Co. Ltd. claims New Image breached certain purchase orders for cameras which are incorporated in the Company's products. The plaintiffs in the action seek damages in excess of $7 million. The Company has denied all of the allegations contained in the Complaint and intends to vigorously defend the action.

FITZPATRICK AND BLAIR V. NEW IMAGE  INDUSTRIES, INC.

     In March 1994, Michael Fitzpatrick, a former employee of New Image, filed an action against New Image alleging that New Image breached a contract allegedly existing between New Image and the plaintiff and was involved in certain fraudulent conduct in connection with that contract. Plaintiff seeks damages in an amount in excess of $4 million. The Company has denied all of the allegations contained in the Complaint and intends to vigorously defend the action.

EMPLOYEE MATTER

     In September, 1995, a former officer (Griswa), filed an action against the Company alleging, among other things, wrongful termination and breach of contract. The former employee seeks damages in an amount in excess of $3,000,000. The Company does not believe there is a basis for the claim and intends to vigorously defend the action.

The Company believes that the claims asserted are without merit and it continues to vigorously defend istself. The Company has provided reserves to cover the costs of defense of these suits and any potential judgement. However, there can be no assurance as to the ultimate outcome of any of these cases.

In addition to the foregoing, the Company is from time to time involved in litigation arising in the ordinary course of its business.

4.   Unusual Charges



     During the third and fourth quarter, the Board of Directors took several actions designed to impact the Company's operations.
     The actions included:

     -  A restructuring of operations
     - The abandonment of the Company's facilities in Canoga Park, California and San Juan Capistrano, California, and a move into one primary facility in Carlsbad, California
     - The termination or resignation of the Company's three top officers and other management personnel
     - A sales and production emphasis on three primary products (MultiCam, AcuCam and AcuCam PC+)
     -  A restructuring of the Company's efforts outside of the United
        States
     -  The termination or changes to certain supply agreements
     -  A reduction of overhead expenses
     - The hiring of management consultants to restructure the Company's operations

   In connection with these actions, certain provisions have been recorded in the financial statements for the year ended June 30, 1995. Also certain other items will be included as expenses in the Company's financial statements for the year ended June 30, 1996, in accordance with current releases of the Securities and Exchange Commission and the Emerging Issues Task Force of the AICPA related to restructuring charges.

   The unusual charges recorded in the statement of operations for the year ended June 30, 1995 are detailed as follows:

        Charges related to termination/resignation of
        officers and other management personnel                   $  953,000

        Write-down of inventory related to discontinued products   1,250,000

        Payments related to the termination/modification of
        supply contracts and purchase commitments                    260,000

        Relocation and other payments related to the abandonment
        of the Canoga Park and San Juan Capistrano leases            510,000

        Other miscellaneous items                                     93,000

        Write-off of marketing rights to Europe                    1,284,000
                                                                  ----------
                                                                  $4,350,000
                                                                  ----------
                                                                  ----------

     The Company expects to incur certain expenses in the year ending June 30, 1996 related to the actions taken by the Board of Directors described above. Management's estimate of these items include $394,000 for moving and severance for certain non-management employees and $108,000 related to the remaining commitment on the management consulting agreement discussed in Note 5b.

5.  Capital Transactions

    a. Stock Option Plans -- Under the Company's Stock Incentive Plans, non-qualified stock options, incentive stock options and stock purchase rights are available for grant to employees, officers, directors and outside consultants of the Company and its subsidiaries. Options granted generally become exercisable in 25% increments maturing on each of the first through fourth anniversaries of the grant date of the option. All options granted were at market price on the date of grant. Certain options granted to directors, employees and outside consultants become exercisable immediately. All options must be exercised within ten years of the date of grant. Effective December 23, 1993, 170,000 options granted to certain employees with exercise prices ranging from $14.50 to $14.88 were canceled and replaced by a grant of options to purchase 170,000 shares at $11.88 per share, the market price on December 23, 1993. Effective December 12, 1994 1,000,600 options granted to certain employees with exercise prices ranging from $7.25 to $15.00 were, with shareholder approval, canceled and replaced by a grant of options to purchase 1,000,600 shares at $3.63 per share, the market price on December 12, 1994.

    Information with respect to the Company's stock option plans is as follows:

                                                                     Director Stock
                               Stock Incentive Plans                 Incentive Plans
                               -----------------------          -------------------------------
                               Shares Under     Option          Shares Under         Option
                                 Option         Prices             Option            Prices
------------------------------------------------------------------------------------------------
Balance
June 30, 1992                     133,000       $0.75-$3.19        125,000               $ 0.75

Granted                           344,000      $2.00-$14.88        125,000               $12.00

Exercised                        (131,000)      $0.75-$7.25       (125,000)              $ 0.75

Canceled                           (3,000)      $0.75-$3.19              -                    -
------------------------------------------------------------------------------------------------
Balance
June 30, 1993                     343,000      $0.75-$14.88        125,000               $12.00

Granted                           459,000      $9.00-$11.88        115,000        $11.88-$15.00

Exercised                         (20,000)      $0.75-$7.25        (45,000)              $12.00

Canceled                         (176,000)     $7.25-$14.88              -                    -
------------------------------------------------------------------------------------------------
Balance
June 30, 1994                     606,000      $0.75-$12.75        195,000        $11.88-$15.00

Granted                         1,114,000       $3.63-$4.00        195,000                $3.63

Exercised                         (18,000)      $0.75-$7.25              -                    -

Canceled                         (825,000)     $0.75-$12.75       (270,000)       $11.88-$15.00
------------------------------------------------------------------------------------------------
Balance
June 30, 1995                     877,000       $0.75-$4.00        120,000                $3.63
------------------------------------------------------------------------------------------------
Exercisable
June 30, 1995                     466,000       $0.75-$4.00        120,000                $3.63
------------------------------------------------------------------------------------------------
Available For
Grant At
June 30, 1995                     149,000                 -        135,000                    -
------------------------------------------------------------------------------------------------

    On July 26, 1995, the Board voted to increase the number of shares under the 1993 plan from 300,000 to 500,000.

    b. Warrants -- In connection with its initial public offering, warrants to purchase 100,000 shares of common stock at $7.80 per share were issued. The warrants were exercised during the year ended June 30, 1993. Effective March 1995 the president of the Company resigned from his position as Chairman of the Board of Directors and as Chief Executive Officer of the Company. In connection with his resignation the company extended the expiration date of his 280,000 options one year from the effective date of his resignation. In March, 1995 Colman Furlong & Co. was retained by the Company to effect a management restructuring. Robert S. Colman acted as interim Chief Executive Officer in April and May 1995 and Colman Furlong & Co. is providing assistance on an ongoing basis. Colman

    Furlong & Co. received warrants to purchase 275,000 shares of common stock at $3.875 per share (fair market value on the date of grant) and a $12,000 per month fee. Colman Furlong & Co. has also provided an interim Chief Financial Officer and is receiving an additional $10,000 per month for these services.

6.  Related Party Transactions

    a. Visual Technology -- During the year ended June 30, 1991, the Company sold certain equipment, primarily computer equipment, software and certain software products under development to Visual Technology for $586,000. Visual Technology was a development stage enterprise in which a shareholder and former officer/director of the Company is a minority shareholder. The purchase price approximated the book value of the assets sold.

    At June 30, 1994, $247,000 of the purchase price was unpaid and included in accounts receivable in the accompanying June 30, 1994 balance sheet. During the year ended June 30, 1995, the Company received payments of approximately $100,000, received the source code for certain window imaging software valued at $100,000 and forgave the balance of approximately $50,000.

    Visual Technology subleases from the Company a facility on a pass through basis ($3,700 a month through June 1996).

    b. Styles on Video - As discussed in Note 1a, the Company distributed on March 29, 1993 to shareholders of record on February 8, 1993, as a dividend, its interest in its subsidiary Styles on Video. The net assets of Styles at the distribution date were:

             Current assets                   $1,789,000
             Other assets                         63,000
             Fixed assets                        595,000
             Due to New Image                   (595,000)
             Current liabilities                (576,000)
                                              ----------
             Net Assets                       $  709,000
                                              ----------
                                              ----------

    Subsequent to the distribution, the Company entered into an agreement whereby Styles developed certain software related to the Company's dental imaging systems. The Company paid $225,000 related to this agreement.

    At June 30, 1994 and 1995, the Company had no receivables or payables to Styles on Video.

7.  European Marketing Rights

    Effective July 28, 1994, the Company reacquired the exclusive licensing rights to Europe from Fimarco, N.V. a Belgium Corporation, in exchange for 100,000 shares of the Company's
    Common Stock.    The fair value of the shares issued
    (approximately $1,400,000) was recorded as an intangible asset by the Company. In connection with its restructuring in the fourth quarter of the year ended June 30, 1995, new management determined that the realization of the amount capitalized in the foreseeable future was doubtful. Accordingly, the Company included the write-off of this license in the unusual charges recorded in 1995. (See Note 4)

8.  Aerospace Optics Acquisition

    On February 5, 1993, the Company completed the acquisition of Aerospace Optics, the manufacturer of the AcuCam Intraoral Video Camera. The acquisition was accounted for using the purchase method; accordingly, the assets have been recorded at their estimated fair value at the date of acquisition and the excess purchase price over the estimated fair value of assets acquired has been recorded as goodwill. The results of operations of Aerospace Optics have been included in the statements of operations since the effective date of the acquisition.

    The purchase price called for payment in cash of $482,000, issuance of 50,000 shares of "restricted" common stock (valued at $12.24 per share, or $612,000) to be distributed in installments over a three year period; issuance of a note payable due in one year payable in 70,000 shares of "restricted" common stock (valued at $12.24 per share, or $857,000) which were issued in January, 1994; and a grant of 150,000 options to purchase common stock at $14.88 per share which represents a discount of $2.85 per share from the then market price, or $427,000, which has been included in the purchase price. In December 1993, 150,000 of these options were canceled and replaced by an option to purchase 150,000 shares of Common Stock at an exercise price of $11.88 per share, the fair market value of the Common Stock on December 23, 1993. The total consideration equates to $2,378,000 and has been allocated to inventory and equipment ($260,000), a covenant not to compete ($690,000), an employment agreement ($591,000) and goodwill ($838,000). The covenant not to compete is being amortized over a five year period (the length of contract) and goodwill is being amortized over a 20 year period, in all cases using the straight line method. Included in accrued acquisition liability and other long term liabilities in the Company's balance sheet are amounts related to the purchase price which were unpaid at June 30, 1994 and 1995.

    The following unaudited pro forma summary combines the results of operations of the Company for the year ended June 30, 1993, assuming the spin-off of the Company's subsidiary Styles on Video, Inc. and the acquisition of Aerospace Optics had occurred on July 1, 1992, and giving effect to certain adjustments including amortization of goodwill and other intangible assets, income tax effects and the increase in common shares outstanding.

             Dollars in Thousands
             Except Per Share Data             Year Ended
                  (Unaudited)                    6/30/93
             ---------------------             ----------
              Revenues                           $26,687
                                                 -------
                                                 -------
              Income Before Tax                  $ 5,786
                                                 -------
                                                 -------
              Net Income                         $ 5,204
                                                 -------
                                                 -------
              Earnings Per Share                 $  1.17
                                                 -------
                                                 -------

     One of the individuals who has an employment agreement is an owner of a company that provides product development consulting services to the Company. Total fees paid to the consulting firm were approximately $487,000 in 1995.

9.   Employee Benefit Plan

The Company has one defined contribution retirement plan covering all employees who have completed one year service with the Company. The plan allows eligible employees to contribute a portion of their gross pay and allows the Company to contribute certain discretionary amounts. During fiscal 1995, 1994 and 1993 the Company did not make contributions to the plan.

10.  Allowance for Doubtful Accounts

     Activity in the allowance for doubtful accounts is summarized as follows:

                                    Balance At        Amounts                        Balance at
                                    Beginning        Charged to        Amounts         End of
                                    of Period         Expenses       Written Off      of Period
                                    ----------       ----------      -----------     ----------
June 30, 1993
-------------
Allowance for Doubtful Accounts:
         - Accounts receivables      $189,000          $30,000         $(89,000)       $130,000
         - Long-term receivables      134,000                -         (114,000)         20,000

June 30, 1994
-------------
Allowance for Doubtful Accounts:
         - Accounts receivables       130,000          175,000         (24,000)         281,000
         - Long-term receivables       20,000                -         (20,000)               -

June 30, 1995
-------------
Allowance for Doubtful Accounts
         - Accounts receivables       281,000           75,000         (76,000)         280,000
         -  Long-term receivables           -                -               -                -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The following table sets forth certain information with respect to the nominee, continuing directors and executive officers of the Company as of October, 1995.


     Name                         Age                  Position
     ----                         ---                  --------
Dewey F. Edmunds                  52           Chief Executive Officer,
                                               President and Director

Harold J. Meyers                  62           Director

Robert S. Colman                  54           Director, Chairman of the Board

Ralph M. Richart                  62           Director

Kenneth B. Sawyer                 30           Director

Richard P. Greenthal              41           Director

Doug Golay                        29           Vice President of Product
                                               Development

In accordance with the Certificate of Incorporation and Bylaws of the Company, the Board of Directors of the Company is divided into three classes. At each annual meeting of the stockholders of the Company, directors constituting one class are elected for three-year terms. The Board of Directors will consist of six members, consisting of two Class I
Directors, with a term expiring in 1997, two Class II Directors, with a term expiring in 1995, and two Class III Directors with a term expiring in 1996.

     All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

     MR. EDMUNDS joined the company in May of 1995 as the President and Chief Executive Officer. He was appointed to the board at the same time as a class II director to fill the vacancy caused by the resignation of Roger Leddington. In 1987, Mr. Edmunds was one of three founding employees of Secomerica, Inc., a U.S. holding company for a $2 billion Japanese conglomerate. During his employ from 1987 to 1995, Mr. Edmunds acted as President, Chief Financial Officer and Chief Operating Officer and was then appointed Vice President of Corporate Development. Mr. Edmunds received an MBA in International Finance from the University of Southern California and a BA in History/Economics from the University of California, Los Angeles.

     MR. MEYERS was first elected to the Board of Directors of the Company following completion of the Company's initial public offering in August 1989. Mr. Meyers was then elected to the Board as a Class I Director at the Company's 1990 Annual Meeting and was reelected for a three-year term expiring in 1994 at the Company's 1991 Annual Meeting. Mr. Meyers has been the Chairman of the Board of H.J. Meyers & Co., Inc. and a principal shareholder of the parent corporation of H.J. Meyers & Co., Inc. since 1982. Mr. Meyers served as President and Chief Executive Officer of McDonald, Kreiger & Bowyer, an investment banking firm and the predecessor of H.J. Meyers & Co., Inc. from 1978 to 1982. From 1974 to 1978, Mr. Meyers served as west coast Senior Partner of Loeb Rhoades. Mr. Meyers is also a member of the Board of Directors of Styles on Video, Inc.

     MR. COLMAN was appointed to the Board of Directors in February 1994 as a Class I member to fill the vacancy caused by the resignation of Gerald Wiener. His term expires in 1997. He is a partner of Colman Furlong & Co., a private merchant banking firm, which he co-founded in 1991. In January 1989 he founded R.S. Colman Company, a merchant banking firm, where he remained until he founded Colman Furlong. From 1978 until December 1988, Mr. Colman was a founding partner of Robertson, Colman & Stephens, an investment banking firm. Mr. Colman serves on the Board of Directors of Healthcare Compare Corp., a health care cost management firm, Cleveland Cliffs, Inc., a producer and processor of iron ore, and Access Healthnet, Inc., a company which supplies information and telecommunication systems to the healthcare industry.

     DR. RICHART was appointed to the Board of Directors of the company in July, 1995 as a class III member. He is currently a professor of Pathology for Columbia University where he has taught since 1969. Mr. Richart has also been an Attending Pathologist for The Presbyterian Hospital since 1969. Mr. Richart is the founder and owner of Kyto Diagnostics, Inc., a clinical pathology lab in New York. Mr. Richart received an MD from the University of Rochester, School of Medicine and Dentistry and a BA from Johns Hopkins University. Mr. Richart also serves on the board of Neopath, Inc., a medical diagnostic instrument company.

     MR. GREENTHAL was appointed to the Board of Directors of the Company in July 1995 as a class III member. Mr. Greenthal is the co-owner and Vice President of Sentex Systems, Inc., a manufacturer of access control systems. Mr. Greenthal co-founded the company in 1983. From 1977 to 1983 Mr. Greenthal was Senior Engagement Manager for McKinsey & Co., Inc. a management consulting firm. Mr. Greenthal received an MBA from Harvard Business School and a BA in Economics from Cornell University.

     MR. SAWYER was appointed to the Board of Directors in July 1995 as a Class II member. His term expires in 1995. He is a principal of Colman Furlong & Co., a private merchant banking firm. Mr. Sawyer worked previously for Morgan Stanley & Co., an investment banking firm in the Mergers and Acquisitions department in New York and Chicago. Mr. Sawyer previously owned and managed an employment agency and publishing operations in Illinois.

     MR. GOLAY joined the Company in as an engineer in the Company's product development department in 1987. He was appointed the Vice President of Software Development in October 1991.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1995 annual meeting of stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1995 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1995 annual meeting of stockholders.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1   Articles of Incorporation of Registrant (1)

     3.2   Bylaws of Registrant, as currently in effect (1)

    10.1   1989 Stock Incentive Plan of Registrant, as amended (6)

    10.2 Form of Indemnification Agreement between Registrant and its Directors (1)

    10.3   Standard Industrial Lease dated February 29, 1988
           between Registrant and Warner Business Park Partnership (1)

    10.4   Standard Industrial Lease dated January 14, 1989
           between Registrant and Warner Business Park Partnership (1)

    10.5   Standard Industrial Lease dated September 5, 1989
           between Registrant and Warner Business Park Partnership (2)

    10.6   Standard Industrial Lease dated November 27, 1989
           between Registrant and Warner Business Park Partnership (2)

    10.7 Office Lease dated October 16, 1989 between Registrant and 1st National Bank of Des Plaines (2)

    10.8   Sale and License Agreement dated as of May 14,
           1991, by and between Visual Technology, a California corporation and the Company (5)

    10.9   1992 Stock Incentive Plan of the Company (6)

    10.10  1992 Director Incentive Plan of the Company (6)

    10.11  1993 Stock Incentive Plan (8)

    10.12  1993 Director Incentive Plan (8)

    10.13 Distribution Agreement dated March 18, 1994 between the Company and International Imaging Company

    10.14  Agreement dated September 20, 1994 between
           Registrant and Visual Technologies, Inc. a California corporation.

    10.15  Consulting Agreement between the Company and
           Colman Furlong & Co. dated March 24, 1995.

    10.16  Warrant issued by the Company to Colman Furlong &
           Co. dated March 24, 1995.

    10.17  Employment Agreement betwen the Company and Dewey
           Emdunds dated May 30, 1995.

    10.18  Severance Agreement between the Company and Roger
           Leddington dated March 24, 1995.

           24.1   Consent of Arthur Andersen LLP
           _____________________________

    (1)    Incorporated herein by reference from Registrant's
           Statement on Form S-18, File No. 33-3050-LA

    (2)    Incorporated herein by reference from Registrant's
           Statement on Form S-1, File No. 33-33501

    (3)    Intentionally omitted

    (4)    Incorporated herein by reference from Registrant's
           Current Form on Form 8-K filed on February 1, 1991

    (5)    Incorporated herein by reference from Registrant's
           Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1991

    (6)    Incorporated herein by reference from Registrant's
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 1992

    (7)    Incorporated herein by reference from Registrant's
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 1993

    (8)    Incorporated herein by reference from Registrant's
           Proxy Statement relating to its Annual Meeting of Stockholders held December 23, 1993

    (9)    Incorporated herein by reference from Registrant's
           Current Report on Form 8-K filed with the Commission on February 8, 1993

    (10)   Incorporated herein by reference from Registrant's
           Current Report on Form 8-K filed with the Commission on July 29, 1994

(b)  None

   (c)  None

   (d)  None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW IMAGE INDUSTRIES, INC.
                              (Registrant)

                              By: /s/ DEWEY F. EDMUNDS
                                  ______________________
                                  Dewey F. Edmunds
                                  Chief Executive Officer

                              Date: October 13, 1995


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                     Title                       Date
     ---------                     -----                       ----

/s/ DEWEY F. EDMUNDS             Chief Executive Officer       October 13, 1995
____________________________     and President
Dewey F. Edmunds                 (Principal Executive
                                 Officer and Director)


/s/ KENNETH B. SAWYER            Chief Financial Officer       October 13, 1995
____________________________     (Principal Financial
Kenneth B. Sawyer                Officer and Principal
                                 Accounting Officer and
                                 Director)

/s/ ROBERT S. COLMAN             Director                      October 13, 1995
____________________________
Robert S. Colman

/s/ GUY DE VREESE                Director                      October 13, 1995
____________________________
Guy de Vreese

/s/ HAROLD J. MEYERS             Director                      October 13, 1995
____________________________
Harold J. Meyers

/s/ RALPH M. RICHART             Director                      October 13, 1995
____________________________
Ralph M. Richart

/s/ RICHARD P. GREENTHAL         Director                      October 13, 1995
____________________________
Richard P. Greenthal

                                   EXHIBIT INDEX


Exhibit
-------

10.15 Consulting Agreement between the Company and Colman Furlong & Co. dated March 24, 1995.

10.16   Warrant issued by the Company to Colman Furlong & Co. dated
        March 24, 1995.

10.17 Employment Agreement betwen the Company and Dewey Emdunds dated May 30, 1995.

10.18 Severance Agreement between the Company and Roger Leddington dated March 24, 1995.