Form 10-Q
period 1995-09-30
NEW IMAGE INDUSTRIES INC
filed 1995-11-14
CIK 853706

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1995

                                        OR

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

                                YES /X/    NO  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, $.001 Par Value 4,791,438 shares outstanding as of October 30, 1995

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              NEW IMAGE INDUSTRIES, INC.
                                   BALANCE SHEETS

                                     ASSETS

                                                       (Unaudited)
                                                       September 30,                  June 30,
                                                           1995                         1995
                                                       -------------                ------------
Current assets:
  Cash and cash equivalents .........................   $  1,806,000                $  1,567,000
  Short-term investments ............................            --                      500,000
  Accounts receivable, net of allowance for
    doubtful accounts of $323,000 at
    September 30, 1995 and $280,000 at
    June 30, 1995 ...................................      2,526,000                   5,251,000
  Inventories .......................................      6,028,000                   5,444,000
  Prepaid expenses and other ........................        549,000                     502,000
                                                        ------------                ------------
        Total current assets ........................     10,909,000                  13,264,000

Property and equipment, net .........................        866,000                     842,000
Intangible assets, net of accumulated amortization
  $1,674,000 at September 30, 1995 and $1,571,000
  at June 30, 1995 ..................................      1,122,000                   1,230,000
Other assets ........................................        536,000                     565,000
                                                        ------------                ------------
                                                        $ 13,433,000                $ 15,901,000
                                                        ------------                ------------
                                                        ------------                ------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................   $  2,376,000                $  3,452,000
  Accrued payroll ...................................        179,000                     595,000
  Accrued litigation costs ..........................        200,000                     836,000
  Accrued liabilities related to acquisition ........        623,000                     623,000
  Accrued restructuring and unusual charges .........      1,484,000                   1,109,000
  Other accrued liabilities .........................        552,000                     604,000
                                                        ------------                ------------
        Total current liabilities ...................      5,415,000                   7,219,000
                                                        ------------                ------------
                                                        ------------                ------------
  OTHER LONG-TERM LIABILITIES .......................         22,000                      24,000
                                                        ------------                ------------

Shareholders' equity:
  Preferred stock, par value $0.001 per share;
    1,000,000 shares authorized; none outstanding ...             --                          --
  Common stock, par value $0.001 per share;
    10,000,000 authorized; 4,791,000 outstanding
    at September 30, 1995 and 4,791,000 outstanding
    at June 30, 1995 ................................          5,000                       5,000

   Capital in excess of par value ...................     22,663,000                  22,663,000
   Accumulated deficit ..............................    (14,672,000)                (14,010,000)
                                                        ------------                ------------
        Total shareholders' equity ..................      7,996,000                   8,658,000
                                                        ------------                ------------
                                                        $ 13,433,000                $ 15,901,000
                                                        ------------                ------------
                                                        ------------                ------------


    The accompanying notes are an integral part of these financial statements.

                              NEW IMAGE INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF INCOME

                        FOR EACH OF THE THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1995 AND 1994
                                       (UNAUDITED)

                                                             Three months ended
                                                                 September 30,
                                                        -------------------------------
                                                            1995              1994
                                                        -------------     -------------
Revenues .............................................    $4,378,000        $6,970,000
Cost of revenues .....................................     2,726,000         3,927,000
                                                          ----------        ----------
  Gross profit .......................................     1,652,000         3,043,000
                                                          ----------        ----------
Selling, general and administrative expenses .........     2,111,000         2,543,000
Research and development expenses ....................       215,000           263,000
Interest income (Expense) Net ........................        13,000            13,000
                                                          ----------        ----------
Income (loss) before income taxes ....................    $ (661,000)          250,000
Provision for income taxes ...........................             0           102,000
                                                          ----------        ----------
Net income (loss) ....................................    $ (661,000)       $  148,000
                                                          ----------        ----------
                                                          ----------        ----------
Net income (loss) per share ..........................    $    (0.14)       $     0.03
                                                          ----------        ----------
                                                          ----------        ----------
Weighted average shares of common stock outstanding ..    $4,791,000        $4,721,000
                                                          ----------        ----------
                                                          ----------        ----------



   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR EACH OF THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                               Three months ended
                                                                  September 30,
                                                            1995                1994
                                                        ------------        -----------
Cash flows from operating activities:
  Net income (loss) ................................... $  (661,000)        $   148,000
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
  Depreciation and amortization .......................     295,000             327,000
  Changes in assets and liabilities
    (Increase) decrease in:
      Accounts receivable .............................   2,725,000             965,000
      Inventories .....................................    (584,000)            765,000
      Prepaid expenses and other ......................     (47,000)            (47,000)
    Increase (decrease) in:
      Accounts payable ................................  (1,076,000)         (1,564,000)
      Accrued expenses ................................    (468,000)           (241,000)
      Litigation Reserve ..............................    (636,000)            (57,000)
      Accrued restructuring and unusual expenses ......     375,000                   0
      Income taxes payable/Receivable .................           0             102,000
      Long-term liabilities ...........................      (2,000)                  0
                                                        -----------         -----------
  Net cash provided (used) by operating activities ....     (79,000)            398,000
                                                        -----------         -----------
  Cash flows from investing activities:
    (Increase) decrease in other assets ...............     (50,000)           (102,000)
    Purchases of property and equipment ...............    (132,000)           (138,000)
    (Increase) decrease in short-term investments .....     500,000            (600,000)
                                                        -----------         -----------
  Net cash provided (used)by investing activities .....     318,000            (840,000)
                                                        -----------         -----------
  Cash flows from financing activities:
  Net proceedsfrom issuance of stock ..................           0              32,000
                                                        -----------         -----------
  Net cash provided by financing activities ...........           0              32,000
                                                        -----------         -----------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS .......................................     239,000            (410,000)
  BEGINNING CASH AND CASH EQUIVALENTS .................   1,567,000           2,950,000
                                                        -----------         -----------
   ENDING CASH AND CASH EQUIVALENTS ..................  $ 1,806,000         $ 2,540,000
                                                        -----------         -----------
                                                        -----------         -----------
Supplemental Disclosures:
  Interest paid ......................................        1,000               1,000
                                                        -----------         -----------
                                                        -----------         -----------
  Taxes paid .........................................           --                  --
                                                        -----------         -----------
                                                        -----------         -----------
  Capital lease obligations incurred .................           --                  --
                                                        -----------         -----------
                                                        -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)

(1)  GENERAL

     (a) The accompanying unaudited condensed financial statements of New Image Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 as filed with the Securities and Exchange Commission.

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

     (f) Income Taxes -- In February 1992 the FASB issued Statement No. 109 (accounting for income taxes). At the beginning of fiscal 1994, the Company adopted the new Statement, which did not have a material effect on its net income or financial position. For the three month period ended September 30, 1995, no provision or benefit for income taxes has been recorded due to the loss and the questionable realization of any asset related to net operating losses.

     (g) Income Per Common Share -- Income per common share for the 1995 and 1994 periods are based on the weighted average number of common shares outstanding and does not include the dilutive effect of common share equivalents as the dilution was not material in 1994 and anti-dilutive in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues decreased $2,592,000 or 37% for the three month period ended September 30, 1995 when compared to the same period in 1994. This decrease was due primarily to lower unit sales, which dropped from approximately 660 in 1994 to approximately 360 in 1995. The product mix changed significantly with the Company's Multicam product accounting for approximately 60% of sales in 1995 and AcuCam accounting for 13%. In 1994, AcuCam accounted for approximately 82% of sales while the Multicam had not been introduced.

     Cost of revenues increased as a percentage of revenues from 56.3% to 62.3% in the three month period September 30, 1994 and 1995 respectively. This increase was primarily due to lower margins earned on sales of Multicam versus the AcuCam sold in the same period previously and to a higher percentage of manufacturing overhead due to lower sales volume.

     Selling, General and Administrative expenses decreased by $648,000 or 25% for the three month period ended September 30, 1995 when compared to the same period in 1994. As a percentage of revenues SG&A expenses increased from 36% to 43% in the 1995 period, due primarily to lower revenues.

     Research and development expenses decreased from 263,000 (4% of revenues) for the three month period ended September 30, 1994 to $215,000 (5% of revenues) for the three month period ended September 30, 1995. This decrease is attributable to lower costs associated with the Digital X-ray Project.

     Accounts receivable decreased $2,725,000 at September 30, 1995, when compared to June 30, 1995. The decrease was due in part to increased payments to the company by its international licensees, improvement in collection practices and to lower sales volume. Accounts receivable days outstanding decreased from 61 days at June 30, 1995 to 32 days at September 30, 1995. Inventories increased by $642,000 at September 30, 1995 when compared to June 30, 1995 as the company built up inventory in anticipation of its facilities move to Carlsbad. Prepaid expenses increased by $47,000 primarily due to deposits on tradeshows and rent. Accounts payable declined by $1,076,000 when compared to June 30, 1994. The decrease occurred due to payments to a few vendors for obligations incurred in prior periods as well as a general reduction in purchases overall due to lower sales volume. Accrued payroll declined from $595,000 on June 30, 1995 to $179,000 in September primarily due to lower accrued commissions. The litigation reserve was reduced in the first quarter from $836,000 to $200,000. Favorable developments in the High Tech Medical Instrumentation ("HTMI") lawsuit and other actions led to a reduction in the reserve to an amount the Company believes to be a reasonable estimate of current anticipated costs associated with outstanding litigation. There can be no assurance that any such reserve will be adequate to cover actual costs of litigation. The reduction in litigation reserve was offset by an increase in restructuring reserves.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995 the Company had cash and short-term investments on hand of $1,806,000, up $239,000 from the June 30, 1995 amount of $1,567,000.
The increase was primarily the result of the conversion of $500,000 of short-term investments to cash equivalents offset somewhat by cash flow from operations which was $79,000 negative.

     The Company is currently investing cash in the business by consolidating its operations into one facility, upgrading management information systems and investing in new product development. Notwithstanding these investments, the Company believes, based on its expected sales level and cost efficiencies anticipated to be generated from its restructuring, that it has adequate capitalization for at least the next twelve months. If the Company's expectations are not met, the Company may be required to seek additional equity or debt financing. There can be no assurance that such financing will be available.

     The Company's working capital at September 30, 1995 was $5,494,000, a decrease of $551,000 when compared to June 30, 1994. Working capital decline was primarily the result of a reduction in accounts receivable The current ratio at September 30, 1995 was 2.0 to 1 compared to 1.8 to 1 at June 30, 1994.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

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

                                                NEW IMAGE INDUSTRIES, INC.


Date: November 13, 1995                         /s/ KENNETH B. SAWYER
                                                ---------------------------
                                                Kenneth B. Sawyer
                                                Chief Financial Officer