Form 10-Q
period 1995-12-31
NEW IMAGE INDUSTRIES INC
filed 1996-02-14
CIK 853706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995

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


                                2283 COSMOS COURT
                           CARLSBAD, CALIFORNIA 92009
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 930-9900

                                 21218 VAN OWEN
                         CANOGA PARK, CALIFORNIA 91303
       Former name, address and fiscal year, if changed since last report

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

     Common Stock, $.001 Par Value 4,794,438 shares outstanding as of January 31, 1996

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            NEW IMAGE INDUSTRIES, INC.
                                                  BALANCE SHEETS

                                                      ASSETS


                                                                                                    (Unaudited)
                                                                                                    December 31,     June 30,
                                                                                                       1995           1995
                                                                                                  -------------   ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,204,000   $  1,567,000
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         300,000             --
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        500,000
  Accounts receivable, net of allowance for doubtful accounts of $399,000 at December 31, 1995
    and $280,000 at June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,195,000      5,251,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,344,000      5,444,000
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         505,000        502,000
                                                                                                  ------------   ------------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,548,000     13,264,000

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,128,000        842,000
Intangible assets, net of accumulated amortization $1,782,000 at December 31, 1995 and
   $1,571,000 at June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,013,000      1,230,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         595,000        565,000
                                                                                                  ------------   ------------

                                                                                                  $ 14,284,000   $ 15,901,000
                                                                                                  ------------   ------------
                                                                                                  ------------   ------------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,689,000   $  3,452,000
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         634,000        595,000
  Accrued litigation costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         176,000        836,000
  Accrued liabilities related to acquisition . . . . . . . . . . . . . . . . . . . . . . . . .         623,000        623,000
  Accrued restructuring and unusual charges. . . . . . . . . . . . . . . . . . . . . . . . . .       1,306,000      1,109,000
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         617,000        604,000
                                                                                                  ------------   ------------

         Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,045,000      7,219,000
                                                                                                  ------------   ------------

  OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,000         24,000
                                                                                                  ------------   ------------

Shareholders' equity:
  Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; none outstanding .            ----           ----
  Common stock, par value $0.001 per share; 10,000,000 authorized; 4,794,438 outstanding
  at December 31, 1995 and 4,791,000 outstanding at June 30, 1995. . . . . . . . . . . . . . .           5,000          5,000

  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,666,000     22,663,000
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,454,000)   (14,010,000)
                                                                                                  ------------   ------------

       Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,217,000      8,658,000
                                                                                                  ------------   ------------
                                                                                                  $ 14,284,000   $ 15,901,000
                                                                                                  ------------   ------------
                                                                                                  ------------   ------------




   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                        Three months ended              Six months ended
                                                            December 31,                  December 31,
                                                     ---------------------------   ---------------------------
                                                             1995           1994           1995           1994
                                                     ------------   ------------   ------------   ------------
Revenues . . . . . . . . . . . . . . . . . . . . .   $  7,498,000   $  8,710,000   $ 11,876,000   $ 15,680,000
Cost of revenues . . . . . . . . . . . . . . . . .      4,191,000      5,357,000      6,917,000      9,284,000
                                                     ------------   ------------   ------------   ------------
  Gross profit . . . . . . . . . . . . . . . . . .      3,307,000      3,353,000      4,959,000      6,396,000
                                                     ------------   ------------   ------------   ------------
Selling, general and administrative expenses . . .      2,978,000      3,080,000      5,089,000      5,623,000
Research and development expenses. . . . . . . . .        128,000        248,000        343,000        511,000
Legal/litigation expenses(awards), net . . . . . .         (9,000)            --         (9,000)            --
Interest (income) expense, net . . . . . . . . . .         (8,000)       (39,000)       (21,000)       (52,000)
                                                     ------------   ------------   ------------   ------------
Income (loss) before income taxes. . . . . . . . .   $    218,000         64,000       (443,000)       314,000
Provision for income taxes . . . . . . . . . . . .          1,000         26,000          1,000        128,000
                                                     ------------   ------------   ------------   ------------
Net income (loss). . . . . . . . . . . . . . . . .   $    217,000   $     38,000   $   (444,000)  $    186,000
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

Net income (loss) per share. . . . . . . . . . . .   $       0.05   $       0.01   $      (0.09)  $       0.04
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

Weighted average shares of common stock outstanding     4,794,000      4,762,000      4,793,000      4,742,000
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------




   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR EACH OF THE SIX MONTH PERIODS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                      Six months ended
                                                                        December 31,
                                                                       1995           1994
                                                               ------------   ------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . .   $   (444,000)  $    186,000
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . .        607,000        676,000
  Changes in assets and liabilities
    (Increase) decrease in:
      Restricted cash. . . . . . . . . . . . . . . . . . . .       (300,000)            --
      Accounts receivable. . . . . . . . . . . . . . . . . .      1,056,000        548,000
      Inventories. . . . . . . . . . . . . . . . . . . . . .        100,000      1,135,000
      Prepaid expenses and other . . . . . . . . . . . . . .         (3,000)      (281,000)
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . . .       (763,000)      (221,000)
      Accrued expenses, restructuring and unusual expenses .       (217,000)      (239,000)
      Income taxes payable/Receivable. . . . . . . . . . . .             --        102,000
      Long-term liabilities. . . . . . . . . . . . . . . . .         (2,000)            --
                                                               ------------   ------------
  Net cash provided (used) by operating activities . . . . .         34,000      1,906,000
                                                               ------------   ------------
  Cash flows from investing activities:
    (Increase) decrease in other assets. . . . . . . . . . .       (192,000)      (130,000)
    Purchases of property and equipment. . . . . . . . . . .       (708,000)      (303,000)
    (Increase) decrease in short-term investments. . . . . .        500,000     (1,100,000)
                                                               ------------   ------------
  Net cash provided(used) by investing activities                  (400,000)    (1,533,000)
                                                               ------------   ------------
  Cash flows from financing activities:
    Net proceeds from issuance of stock. . . . . . . . . . .          3,000         32,000
                                                               ------------   ------------
  Net cash provided by financing activities. . . . . . . . .          3,000         32,000
                                                               ------------   ------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (363,000)       405,000
  BEGINNING CASH AND CASH EQUIVALENTS. . . . . . . . . . . .      1,567,000      2,950,000
                                                               ------------   ------------
  ENDING CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .   $  1,204,000   $  3,355,000
                                                               ------------   ------------
                                                               ------------   ------------

Supplemental Disclosures:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .          1,000          3,000
                                                               ------------   ------------
                                                               ------------   ------------
  Taxes paid . . . . . . . . . . . . . . . . . . . . . . . .          1,000           ----
                                                               ------------   ------------
                                                               ------------   ------------
  Capital lease obligations incurred . . . . . . . . . . . .           ----           ----
                                                               ------------   ------------
                                                               ------------   ------------




   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

(1)   GENERAL

   (a) The accompanying unaudited condensed financial statements of New Image Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 as filed with the Securities and Exchange Commission.

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

   (f) Income Taxes -- In February 1992 the FASB issued Statement No. 109 (accounting for income taxes). At the beginning of fiscal 1994, the Company adopted the new Statement, which did not have a material effect on its net income or financial position. For the six month period ended December 31, 1995, no provision or benefit for income taxes has been recorded due to the loss and the questionable realization of any asset related to net operating losses.

   (g) Income(Loss) Per Common Share -- Income(loss) per common share for the 1995 and 1994 periods are based on the weighted average number of common shares outstanding and does not include the dilutive effect of common share equivalents as the dilution was not material in 1994 and are anti-dilutive in 1995.


(2)   LEGAL

   In December 1995 the Company received partial payment of monies owed to it from a legal judgement. This litigation award was offset almost entirely by additional reserves the Company accrued.


(3)  RESTRICTED CASH

   In December 1995 the current processor of credit card transactions deemed it appropriate to require the Company to establish a $300,000 cash reserve in a bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994

   Revenues decreased $1,212,000 or 14% for the three month period ended December 31, 1995 when compared to the same period in 1994. This decrease was due primarily to lower unit sales, which dropped from approximately 1,090 in 1994 to approximately 960 in 1995. However, the sales revenue for this quarter increased $2,580,000 or 59% over the prior three month period ended September 30, 1995. Management believes that the primary reason for this increase was the refocused sales and marketing efforts of the Company and the November 1995 introduction of System One, a cost effective version of the Acucam product, at
an introductory price of $5,495.   Unit sales of the System One product were
over 400 units during this period.

   Cost of revenues decreased as a percentage of revenues from 61.5% to 55.9% in the three month period December 31, 1994 and 1995 respectively. This decrease was primarily due to lower costs associated with the consolidation of operations into a single facility in November 1995 and other cost reductions and restructuring that management has implemented.

   Selling, General and Administrative(SG&A) expenses decreased by $102,000 or 3% for the three month period ended December 31, 1995 when compared to the same period in 1994. As a percentage of revenues SG&A expenses increased from 35.4% to 39.7% in the 1995 period, due primarily to lower revenues. This percentage is down from the 48.2% reported in the September 30, 1995 quarter.

   Research and development expenses decreased from $248,000 for the three month period ended December 31, 1994 to $128,000 for the three month period ended December 31, 1995. This decrease is attributable to the elimination of certain contract obligations for engineering services that were determined to no longer be beneficial to the company and the negotiation of other expenses to be included in the unit cost of purchased components.

   The Company received partial payment of monies owed to it from a legal judgement. This litigation award was offset almost entirely by additional reserves the Company accrued.

   SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1994

   Revenues decreased $3,804,000 or 24% for the six month period ended December 31, 1995 when compared to the same period in 1994. The decrease was primarily due to a decline in the number of units sold from 2,114 in the 1994 period to 1320 in the 1995 period.

   Cost of revenues decreased as a percentage of revenues from 59.2% to 58.2% in the six month period ended December 31, 1994 and 1995 respectively. This improvement is attributed to the benefits of consolidation of operations in the Carlsbad facility in November 1995.

   Selling General and Administrative expenses decreased by $534,000 or 9.5% for the six month period ended December 31, 1995 when compared to the same period in 1994. As a percentage of revenues SG&A expenses increased from 36% in 1994 to
43% in 1995,   due primarily to lower revenues.

   Research and development expenses decreased from $511,000 (3.3% of revenue) for the six month period ended December 31, 1994 to $343,000 (2.9% of revenue) for the six month period ended December 31, 1995. This decrease primarily occurred in the last three months as explained above.

   Accounts receivable decreased $1,056,000 at December 31, 1995, when compared to June 30, 1995. The decrease was due in part to increased payments to the company by its international licensees, improvement in collection practices and to lower sales volume. Accounts receivable days outstanding decreased from 61 days at June 30, 1995 to 31 days at December 31, 1995. Inventories decreased by $100,000 at December 31, 1995 when compared to June 30, 1995. This primarily resulted from the reduction in inventory built up in anticipation of the
Company's  move to Carlsbad, as earlier reported.   The Company  will continue
its efforts to further reduce inventory. Prepaid expenses increased by $3,000. Accounts payable declined by $763,000 when compared to June 30, 1995. The decrease occurred due to payments to a few vendors for obligations incurred in prior periods. Accrued payroll, which includes accrued commissions, increased from $595,000 on June 30, 1995 to $634,000 on December 31, 1995, primarily due
to the significant increase in sales in December.   The litigation reserve was
reduced in the first quarter from $836,000 to $200,000. Favorable developments in the High Tech Medical Instrumentation ("HTMI") lawsuit and other actions led to a reduction in the reserve to an amount the Company believes to be a reasonable estimate of current anticipated costs associated with outstanding litigation. The reduction in the second quarter of $24,000 was result of legal bills incurred on these cases. There can be no assurance that any such reserve will be adequate to cover actual costs of litigation.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1995 the Company had cash and short-term investments on hand of $1,204,000, down $363,000 from the June 30, 1995 amount of $1,567,000. The decrease was primarily the result of investments in equipment and improvements in the new facility.

   The Company is continuing to invest cash in the business by consolidating its operations into one facility, upgrading management information systems and investing in research and development. Notwithstanding these investments, the Company believes, based on its expected sales level and cost efficiencies anticipated to be generated from its restructuring, that it has adequate capitalization for at least the next twelve months. If the Company's expectations are not met, the Company may be required to seek additional equity or debt financing. There can be no assurance that such financing will be available.

   The Company's working capital at December 31, 1995 was $5,503,000, a decrease of $542,000 when compared to June 30, 1995. Working capital decline was primarily the result using cash to invest in equipment and facility improvements. The current ratio at December 31, 1995 was 1.9 to 1 compared to
1.8 to 1 at June 30, 1995.



PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      In a complaint filed October 19,1995, in the superior Court of Maricopa County Arizona, the Company was sued by Network One Strategic Management Systems, Inc. Network One was the supplier of Socrates patient education video player module of the Company's dental office product line. Network One has sued the Company alleging a breach of purchases orders on the part of the Company. Network One claims damages of $1.2 million. The Company has denied the alleged breach and intends to vigorously defend the action.

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


                                             NEW IMAGE INDUSTRIES, INC.




Date:  February 13, 1996                     /s/ Harold R. Orr
                                             ----------------------------------
                                             Harold R. Orr
                                             Chief Financial Officer