Form 10-Q
period 1996-03-31
NEW IMAGE INDUSTRIES INC
filed 1996-05-16
CIK 853706

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

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

     Common Stock, $.001 Par Value  4,809,538 shares outstanding as of May 3,
1996

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEW IMAGE INDUSTRIES, INC.
                                BALANCE SHEETS



                                              ASSETS

                                                                         (Unaudited)
                                                                           March 31,     June 30,
                                                                             1996          1995
                                                                         -----------   ------------
Current assets:
     Cash and cash equivalents .....................................     $   916,000   $  1,567,000
     Restricted cash ...............................................         300,000             --
     Short-term investments ........................................              --        500,000
     Accounts receivable, net of allowance for
      doubtful accounts of  $481,000 at March 31, 1996
      and $280,000 at June 30, 1995 ................................       3,802,000      5,251,000
     Inventories ...................................................       4,697,000      5,444,000
     Prepaid expenses and other ....................................         603,000        502,000
                                                                         -----------   ------------
          Total current assets .....................................      10,318,000     13,264,000

Property and equipment, net ........................................       1,246,000        842,000
Intangible assets, net of accumulated amortization
  $1,828,000 at March 31, 1996 and
  $1,571,000 at June 30, 1995 ......................................         967,000      1,230,000
Other assets .......................................................         456,000        565,000
                                                                         -----------   ------------
                                                                         $12.987,000   $ 15,901,000
                                                                         -----------   ------------
                                                                         -----------   ------------


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................     $ 3,237,000   $  3,452,000
     Accrued payroll ...............................................         398,000        595,000
     Notes payable .................................................          90,000             --
     Accrued litigation costs ......................................         105,000        836,000
     Accrued liabilities related to acquisition ....................         623,000        623,000
     Accrued restructuring and unusual charges .....................         169,000      1,109,000
     Other accrued liabilities .....................................         797,000        604,000
                                                                         -----------   ------------
     Total current liabilities .....................................       5,419,000      7,219,000
                                                                         -----------   ------------
                                                                         -----------   ------------

     OTHER LONG-TERM LIABILITIES ...................................          87,000         24,000
                                                                         -----------   ------------

Shareholders' equity:
     Preferred stock, par value $0.001 per share; 1,000,000
      shares authorized; none outstanding ..........................            ----           ----
     Common stock, par value $0.001 per share; 10,000,000
      authorized; 4,794,438 outstanding at March 31, 1996
      and 4,791,000 outstanding at June 30, 1995 ...................           5,000          5,000

     Capital in excess of par value ................................      22,898,000     22,663,000
     Accumulated deficit ...........................................     (15,422,000)   (14,010,000)
                                                                         -----------   ------------

          Total shareholders' equity ...............................       7,481,000      8,658,000
                                                                         -----------   ------------
                                                                         $12,987,000   $ 15,901,000
                                                                         -----------   ------------
                                                                         -----------   ------------


   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR EACH OF THE THREE AND NINE MONTH  PERIODS ENDED
                            MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                Three months ended            Nine months ended
                                                                     March 31,                     March 31,
                                                            --------------------------    --------------------------
                                                               1996           1995           1996           1995
                                                            ----------     -----------    -----------    -----------
Revenues ..............................................     $5,934,000     $ 7,880,000    $17,810,000    $23,560,000
Cost of revenues ......................................      4,284,000       5,631,000     11,201,000     14,915,000
                                                            ----------     -----------    -----------    -----------
  Gross profit ........................................      1,650,000       2,249,000      6,609,000      8,645,000
                                                            ----------     -----------    -----------    -----------
Selling, general and administrative expenses ..........      2,363,000       3,335,000      7,452,000      8,958,000
Research and development expenses .....................        209,000         548,000        552,000      1,059,000
Restructuring and unusual expenses.....................             --       2,200,000             --      2,200,000
Legal/litigation expenses(awards), net ................         52,000              --         43,000             --
Interest (income) expense, net ........................         (6,000)        (20,000)       (27,000)       (72,000)
                                                            ----------     -----------    -----------    -----------
Loss before income taxes ..............................       (968,000)     (3,814,000)    (1,411,000)    (3,500,000)
Provision for income taxes ............................             --        (128,000)         1,000             --
                                                            ----------     -----------    -----------    -----------
Net Loss ..............................................     $ (968,000)    $(3,686,000)   $(1,412,000)   $(3,500,000)
                                                            ----------     -----------    -----------    -----------
                                                            ----------     -----------    -----------    -----------
Net Loss per share ....................................         $(0.20)         $(0.77)        $(0.29)        $(0.74)
                                                            ----------     -----------    -----------    -----------
                                                            ----------     -----------    -----------    -----------
Weighted average shares of common stock outstanding ...      4,794,000       4,781,000      4,793,000      4,754,000
                                                            ----------     -----------    -----------    -----------
                                                            ----------     -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR EACH OF THE NINE MONTH PERIODS ENDED
                            MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                         Nine months ended
                                                                              March 31,
                                                                        1996           1995
                                                                   -------------   ------------
Cash flows from operating activities:
     Net income (loss) ........................................    $ (1,412,000)   $(3,500,000)
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities
     Depreciation and amortization ............................         848,000        993,000
     Reserve for inventory ....................................              --      1,290,000
     Changes in assets and liabilities
       (Increase) decrease in:
         Restricted cash ......................................        (300,000)            --
         Accounts receivable ..................................       1,449,000         18,000
         Inventories ..........................................         747,000        262,000
         Prepaid expenses and other ...........................        (101,000)      (291,000)
       Increase (decrease) in:
         Accounts payable .....................................        (215,000)        59,000
         Accrued expenses, restructuring and unusual expenses .      (1,509,000)       447,000
                                                                   -------------   ------------
     Net cash provided (used) by operating activities .........        (493,000)      (722,000)
                                                                   -------------   ------------

     Cash flows from investing activities:
       (Increase) decrease in other assets ....................        (119,000)      (125,000)
       Purchases of property and equipment ....................        (955,000)      (445,000)
       (Increase) decrease in short-term investments ..........         500,000        796,000
                                                                   -------------   ------------
     Net cash provided (used) by investing activities .........        (574,000)       226,000
                                                                   -------------   ------------

     Cash flows from financing activities:
       Net proceeds from issuance of stock ....................         235,000         33,000
       Net proceeds from notes payable ........................          90,000             --
       Net proceeds from capital leases .......................          91,000             --
                                                                   -------------   ------------
       Net cash provided by financing activities ..............         416,000         33,000
                                                                   -------------   ------------

     NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS ....        (651,000)      (463,000)
     BEGINNING CASH AND CASH EQUIVALENTS ......................       1,567,000      2,950,000
                                                                   -------------   ------------
     ENDING CASH AND CASH EQUIVALENTS .........................    $    916,000    $ 2,487,000
                                                                   -------------   ------------
                                                                   -------------   ------------

Supplemental Disclosures:
     Interest paid ............................................          $4,000         $6,000
                                                                   -------------   ------------
                                                                   -------------   ------------
     Taxes paid ...............................................          $1,000         $   --
                                                                   -------------   ------------
                                                                   -------------   ------------
     Capital lease obligations incurred .......................         $96,000         $   --
                                                                   -------------   ------------
                                                                   -------------   ------------


   The accompanying notes are an integral part of these financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

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

     (f) Income Taxes -- In February 1992 the FASB issued Statement No. 109 (accounting for income taxes). At the beginning of fiscal 1994, the Company adopted the new Statement, which did not have a material effect on its net income or financial position. For the nine month period ended March 31, 1996, no provision or benefit for income taxes has been recorded due to the loss and the questionable realization of any asset related to net operating losses.

     (g) Income(Loss) Per Common Share -- Income(loss) per common share for the 1996 and 1995 periods are based on the weighted average number of common shares outstanding and does not include the dilutive effect of common share equivalents as the dilution was not material in 1995 and are anti-dilutive in 1996 .

(2)  MERGER AGREEMENT

     On April 23, 1996 the Company announced that it signed a definitive agreement to merge in a stock transaction with Insight Imaging Systems, Inc., the nation's second largest manufacturer of intraoral dental cameras, subject to the completion of due diligence, obtaining of suitable financing and the approval of both boards of directors. The transaction consists of an exchange of approximately 650,000 shares of New Image common stock for all the outstanding capital stock of Insight and the assumption of about $4.3 million in liabilities. With the added depth of management, expanded sales organization and Insight's product lines, the Company expects to be better positioned to deliver consistent high quality, cost-effective, technology-driven products to the dental market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Revenues decreased $1,946,000 or 25% for the three month period ended March 31, 1996 when compared to the same period in 1995. This decrease was due primarily to lower unit sales, which dropped from approximately 800 in 1995 to approximately 675 in 1996. System One product sales were over 300 units during this period, however the System One average selling price of $5495 during this period caused the total average selling price to decrease approximately 10% compared to the same period last year. The lower unit sales was the result of an increased number of competitors and the effects of more severe winter weather than usual throughout the eastern United States.

     Cost of revenues remained consistent as a percentage of revenues increasing slightly from 71% to 72% in the three month period ended March 31, 1995 and 1996 respectively. This increase included a book to physical inventory adjustment of over $600,000, which had the effect of reducing gross profit percentage 10% during this period. The Company has recorded the entire book to physical adjustment in the current quarter as management cannot determine the effect on prior periods. Improved inventory control procedures have been implemented to provide more timely and accurate cost of goods sold and inventory data.

     Selling, General and Administrative (SG&A) expenses decreased by $972,000 or 29% for the three month period ended March 31, 1996 when compared to the same period in 1995 . As a percentage of revenues SG&A expenses decreased from 42.3% to 39.8% in the 1996 period. This decrease in expenses is primarily the result of cost reductions and other restructuring that management has implemented.

     Research and development expenses decreased from $548,000 for the three month period ended March 31, 1995 to $209,000 for the three month period ended March 31, 1996. This decrease is attributable to the elimination of certain contract obligations for engineering services that were determined to no longer be beneficial to the company and the negotiation of other expenses to be included in the unit cost of purchased components.

     NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1995

     Revenues decreased $5,750,000 or 24% for the nine month period ended March 31, 1996 when compared to the same period in 1995 . The decrease was primarily due to a decline in the number of units sold from approximately 2,800 in the 1995 period to 2,000 in the 1996 period.

     Cost of revenues remained a consistent 63% of revenues in the nine month periods ended March 31, 1995 and 1996.

     Selling, General and Administrative expenses decreased by $1,506,000 or 17% for the nine month period ended March 31, 1996, when compared to the same period in 1995 . As a percentage of revenues SG&A expenses increased from 38% in 1995 to 42% in 1996, due primarily to lower revenues.

     Product development expenses decreased from $1,059,000 (4.5% of revenue) for the nine month period ended March 31, 1995 to $552,000 (3.1% of revenue) for the nine month period ended March 31, 1996. This decrease primarily occurred in the last six months as explained above.

     Accounts receivable decreased $1,449,000 at March 31, 1996, when compared to June 30, 1995. The decrease was due in part to increased payments to the company by its international licensees, improvement in collection practices and to lower sales volume. Accounts receivable days outstanding decreased from 61 days at June 30, 1995 to 43 days at March 31, 1996. Inventories decreased by $747,000 at March 31, 1996 when compared to June 30, 1995. Management efforts to reduce inventory and the consolidation of operations contributed to this reduction. The Company has also implemented improvements in its management information systems to provide on line real time inventory data to further reduce inventory. The litigation reserve was reduced in the first quarter from $836,000 to $200,000. Favorable developments in the High Tech Medical Instrumentation ("HTMI") lawsuit and other actions led to a reduction in the reserve to an amount the Company believes to be a reasonable estimate of current anticipated costs associated with outstanding litigation. The reductions in the second and third quarter totaling $95,000 was the result of legal bills incurred on these cases. Litigation expenses and reserves were reviewed by management and reflect their best estimate of the Company's exposure to legal matters at this time. There can be no assurance that any such reserve will be adequate to cover actual costs of litigation. As a result of a litigation award related to the issuance of stock, the Company transferred $232,000 from accrued liabilities to shareholder's equity.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996 the Company had cash on hand of $916,000, down $651,000 from the June 30, 1995 amount of $1,567,000. The decrease was primarily the result of investments in equipment, improvements in the new facility and cash used in operations.

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

     In April 1996, the Company obtained a $2.5 million line of credit with a financial institution which is collateralized by substantially all the assets of the Company and has no financial covenants.

     The Company's working capital at March 31, 1996 was $4,899,000, a decrease of $1,146,000 when compared to June 30, 1995. Working capital decline was primarily the result of investments in equipment, facility improvements, and cash used in operations. The current ratio at March 31, 1996 was 1.9 to 1 compared to 1.8 to 1 at June 30, 1995.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     NEW IMAGE INDUSTRIES, INC. V. PERRY MICHAEL WILLIAMS. We continued to pursue and receive payment against the judgment previously entered in favor of the Company.

     NETWORK ONE V. NEW IMAGE INDUSTRIES, INC. This litigation, initially described in the Company's report on Form 10Q for the period ended December 31, 1995, has been settled by verbal agreement in principle. If the final settlement conforms to the agreement in principle, the Company's liability to Network One will not exceed its litigation reserve relating to the case.

     FITZPATRICK AND BLAIR V. NEW IMAGE INDUSTRIES, INC.  This matter, described
in a previous report, has been settled for a payment of a   nominal amount to
the plaintiffs by the Company.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1995 Annual Meeting of Shareholders on January 10, 1996, in the Baton Rouge Room of the Olympic Resort and Spa, 6111 El Camino Real, Carlsbad, California. At that meeting, the shareholders voted on nominees for election as Class II Directors (Directors who will next be subject to election at the Company's 1998 Annual Meeting of Shareholders), and acted upon proposals to adopt the Company's 1995 Stock Incentive Plan and amend the Company's 1993 Stock Incentive Plan. There were 4,794,438 shares issued and outstanding on the record date of which 4,589,630 were present in person or by proxy. A quorum was present at the meeting. Mr. Dewey F. Edmunds and Mr. Kenneth B. Sawyer were the nominees to the positions of Class II Director.

     At the meeting, the shareholders elected Mr. Edmunds and Mr. Sawyer as Class II Directors, approved the Company's 1995 Stock Incentive Plan, and approved an amendment to the Company's 1993 Stock Incentive Plan. The votes on these matters were as follows:

     DIRECTOR OR PROPOSAL       FOR        AGAINST  ABSTAIN  BROKER NON-VOTES
     --------------------       ---        -------  -------  ----------------
     Dewey F. Edmunds           4,278,777  0        310,853  0
     Kenneth B. Sawyer          4,261,474  0        328,156  0
     1995 Stock Incentive Plan  779,232    463,437  20,859   2,981,774
     1993 Stock Incentive Plan  734,268    468,784  20,854   2,942,152
     Amendment

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW IMAGE INDUSTRIES, INC.

Date:  May 10, 1996

                                        -------------------------------
                                        Harold R. Orr
                                        Chief Financial Officer