Form 10-K
period 1996-06-30
NEW IMAGE INDUSTRIES INC
filed 1996-10-04
CIK 853706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1996           COMMISSION FILE NUMBER 0-17928

                           NEW IMAGE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           95-4088548
  (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                 2283 COSMOS COURT, CARLSBAD, CALIFORNIA  92009
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBER,
                       INCLUDING AREA CODE  (619) 930-9900

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X NO   .
                                               -    --

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K / /

      AT SEPTEMBER 27, 1995, THERE WERE OUTSTANDING 5,479,908 SHARES OF THE COMMON STOCK OF REGISTRANT, AND THE AGGREGATE MARKET VALUE OF THE SHARES HELD ON THAT DATE BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE ($1 5/8 PER SHARE) OF THE REGISTRANT'S COMMON STOCK ON THE NATIONAL MARKET SYSTEM WAS $8,689,629. FOR PURPOSES OF THIS COMPUTATION, IT HAS BEEN ASSUMED THAT THE SHARES BENEFICIALLY HELD BY DIRECTORS AND OFFICERS OF REGISTRANT WERE "HELD BY AFFILIATES"; THIS ASSUMPTION IS NOT TO BE DEEMED TO BE AN ADMISSION BY SUCH PERSONS THAT THEY ARE AFFILIATES OF REGISTRANT.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART 3 OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.    BUSINESS.

OVERVIEW


     New Image Industries, Inc. (New Image) designs, develops, manufactures and distributes intraoral cameras and computer imaging systems and related software exclusively to the dental market place worldwide. In May 1996, New Image acquired all of the issued and outstanding common of Insight Imaging Systems, Inc. (referred to herein as "Insight"), a California Corporation in exchange for approximately 650,000 shares of New Image Common Stock. Insight was New Image's largest competitor, which also designed, developed, manufactured and distributed intraoral cameras and computer imaging systems and related software exclusively to the dental market place worldwide. Insight is now a wholly-owned subsidiary of New Image Industries, Inc. Together, the two companies (referred to herein as the Company) account for more than 50% of the worldwide intraoral camera sales with cumulative units sales exceeding 18,000. The Company's intraoral camera line is segmented to address the low-priced end of the market, the multi-operatory market and the high-end market. These products range in price from $5,495 to $13,869. The products include the AcuCam-Registered Trademark- System One Intraoral Camera System, the MultiCam-TM- Intraoral Camera System, the AcuCam-Registered Trademark- Concept III Intraoral Camera System, the AcuCam PC+-TM- Computerized Camera System, the AcuView-TM- Dental Imaging System, the PLUG 'n PLAY Intraoral Camera System, the MultiLink Intraoral Camera System, and software packages entitled Chart-It Pro and Capture-It Plus. These products and others are described in more detail in the sections "Intraoral Camera Products", "Software Products" and "Other Products".

     From its inception in 1987 until approximately the middle of fiscal 1991, New Image marketed imaging systems and proprietary software to many additional industries, including the beauty, architectural, landscape, plastic surgery and weight loss industries. In the middle of fiscal 1991, New Image began to focus exclusively on the dental industry. During fiscal 1991, 1992 and 1993, approximately 49%, 80% and 82%, respectively, of New Image's revenues were derived from sales of Intraoral Camera Systems to the dental industry. Beginning with the fiscal year 1994 and all subsequent fiscal years, revenues have been derived entirely from sales of Intraoral Camera Systems, software and related products to the dental industry.

     Insight Imaging Systems, Inc. was formed in 1992 for the purpose of designing, manufacturing, and marketing a family of intraoral video cameras for the dental industry. All of its revenues since inception have been derived from this market. In September 1995, Insight acquired all of the issued and outstanding common stock of Chart-It, Inc., a Virginia Corporation, for a total consideration of $805,917. Chart-It, Inc. developed and marketed a fully automated, computerized tooth and periodontal charting software program sold under the name of Chart-It-TM-.

INTRAORAL CAMERA PRODUCTS

     ACUCAM INTRAORAL CAMERA SYSTEM. In January 1991 New Image acquired the rights to an intraoral video camera known as the AcuCam Intraoral Camera (the "AcuCam"). The AcuCam is a patented intraoral video camera system which is designed to assist the dental professional in diagnosing and demonstrating intraoral problems to the patient. The Company currently markets systems (the "AcuCam System") incorporating an advanced version of the AcuCam under the trade names of AcuCam Plus and AcuCam System One (introduced December 1995) to the dental industry. These systems are part of our low-priced segment of the intraoral camera products which sell in the price range of $5,495 to $7,995. AcuCam Systems accounted for approximately 28% of the Company's total revenues in the fiscal year ended June 30, 1996.

     The AcuCam consists of a high-quality camera body and fiber optic light rod with interchangeable 0DEG. and 90DEG. lenses built into a unit about the size of a standard dental handpiece. The 90DEG. lens is housed in an autoclavable rhodium sleeve which is heat sterilizable. Alternatively, the 90DEG. lens can be encased in a disposable sterile sheath. The camera uses a 1/2 inch Toshiba or Panasonic CCD. The camera unit also includes an image control processor
(CCU) and a halogen light source connected to the hand piece by a five foot fiber optic cable. The entire AcuCam Intraoral Camera System includes a camera unit, a color monitor (13-inch standard), the AcuPrinter (Color Video

Printer) and a four wheel cart. Customers may purchase upgrades to the standard System, which include a foot pedal for hands free operation, a super VHS video cassette recorder, additional lenses and a 20-inch super VHS color monitor.

     MULTICAM INTRAORAL CAMERA SYSTEM. New Image introduced the MultiCam Intraoral Camera System ("MultiCam") in March 1995. MultiCam is a camera interchange system that allows a single AcuCam Intraoral Camera to be used in multiple operatories through the use of docking stations. The portable camera weighs less than three pounds and is easily moved between locations. MultiCam is a cost-effective alternative to video networks, which require wiring and installation. The components of the MultiCam System are basically the same as the AcuCam System with the exception of the docking station and the housing of the camera processor (CCU). The MultiCam has a price of $7,995 to $9,995. Additional operatories can be purchased for $2,500 to $3,595. Revenues for the fiscal year ending June 30, 1996 were approximately 21% of the Company's total.


     ACUCAM CONCEPT III INTRAORAL CAMERA SYSTEM. The Company began delivery of the AcuCam Concept III in June 1996. This system is the Company's most advanced intraoral camera system that combines an extremely high quality image (100 line pairs per mm) with unprecedented ease of use. It features a unique direct optical system and a single handpiece and lens system with intraoral, extraoral and macro setting. This camera will have the highest clinical rating of any intraoral camera. The Concept III camera utilizes 1/4 inch Panasonic CCD which allows the handpiece to have the smallest diameter among the major intraoral camera producers. The Concept III System also incorporates the docking station feature for use in multi-operatory settings. This camera is for the high end segment of the intraoral camera market. Its price range is from $8,495 to 11,495. Because this product was introduced late in 1996, revenues were immaterial.

     PLUG 'N PLAY. Insight introduced this compact wall mounted dental video system in 1995 as part of the low end segment of the intraoral camera market.
It serves as an economical starter system which requires no floor space, easy installation and minimal training. Price of the system starts at $6,995. The system still delivers a high quality image, a portable dual camera system having two hand pieces (Insight 20/20-TM-), one with a ODEG. _lens and the other a 100DEG. lens, a vertically-mounted color video printer, color TV monitor (13 inch standard) and mounting brackets for both the camera and monitor. Revenues for the year ended June 30, 1996 were approximately 6% of the Company total.

     MULTILINK. The Insight MultiLink Video Operatory Network allows the dental operatory to be linked to the front office computer system. The MultiLink system utilizes the Insight 20/20 portable dual camera system, wall mounted docking stations, video multiplexers, Infrared Multiplexers, Infrared Receiver, and a remote controlled color video printer as the building blocks of an integrated, yet cost effective way to equip multiple dental operatories.
Pricing ranges from $10,488 (two (2) Operatories) to $13,869 (six (6) Operatories). Many upgrades and options are offered with the MultiLink modular system. Revenues for the year ended June 30, 1996 were approximately 22% of the Company total.

SOFTWARE PRODUCTS

     ACUCAM PC+ COMPUTERIZED INTRAORAL CAMERA SYSTEM. The Company introduced its first computerized intraoral camera system, the AcuCam PC Computerized Intraoral Camera System in November 1993 later improved to the AcuCam PC+ in October 1994. The AcuCam PC+ is a computerized intraoral camera system which allows the images captured with the intraoral camera to be automatically transferred to a host computer for storage or combination with the patient's records. With the AcuCam PC+, the dentist can make notations about a particular image and include the notations with the image in the file. The AcuCam PC+ also allows for easy integration of the AcuCam with other imaging modalities.

     The standard system components of the AcuCam PC+ are the AcuCam Camera System, a 486 or Pentium compatible computer with 16 Mb RAM and 540 Mb hard drive and proprietary, Windows-based software which ties the intraoral images to patient files, automatically date stamps each picture and provides room for clinical notes and treatment reminders, the AcuPrinter, a 13" super VGA monitor, a mouse and four wheeled cabinet. The AcuCam PC has a list price of $12,145.

     ACUVIEW DENTAL IMAGING SYSTEM. In October 1989, the Company acquired the rights to certain software developed for use in the plastic surgery and cosmetic dentistry industries, which the Company has used to develop the AcuView Dental Imaging System. The Company no longer actively markets a plastic surgery imaging system.

     The AcuView Dental Imaging System, formerly named the PreView Imaging System, is a computerized cosmetic imaging system which allows dentists to visually communicate to their patients the potential results of one or more cosmetic, restorative or orthodontic dentistry procedures. The dentist uses a video camera which is included as part of the system to take a picture of the patient, and the image is input into the system and appears on the screen. The dentist can then alter the on-screen image of the patient, allowing both practitioner and patient to view the potential outcomes of various procedures. The dentist may then print out a "before" and "after" picture of the patient illustrating the potential outcome of the suggested procedure.

     The basic equipment utilized in the AcuView System includes a 486 or Pentium based computer with an image processing board, the Company's proprietary software, an RGB color video camera, an RGB monitor, an imaging camera system including camera mount, diopter set and video lighting, a graphics tablet and stylus pen and a printer. The software program is a paint-type program that is specifically designed for the cosmetic dentistry application, and enables the practitioner to make computer-assisted freehand changes to the image displayed
on the screen using a stylus.   The AcuView was upgraded and put on Microsoft
Windows in 1995. The AcuView System's current list price is $12,145.

     CHART-IT. Chart-It is a periodontal charting, restorative charting, and treatment planning software package for dentistry. Using Chart-It, a dental professional can quickly chart the condition of a patient's mouth, identifying healthy teeth and restorations as well as defective teeth and restorations. Chart-It's treatment planning module facilitates treatment planning by automatically providing a list of appropriate treatments for each defective tooth or restoration. Treatment plans are created by selecting one of the treatments for each problem. Chart-It is designed to run on an IBM compatible PC with Microsoft Windows.

     CAPTURE-IT PLUS. Capture-It Plus is a clinical image management software package for dentistry which is designed to enhance the capabilities of an intraoral camera. Capture-It Plus software provides unlimited storage of images from intraoral cameras. Capture-It Plus organizes images into a patient folder and keeps track of them through the use of a relational database. The relational database provides a means for storage and retrieval of images by tooth number, region of the mouth, diagnosis, treatment or exam date. Capture-It Plus provides image re-orientation to correct for cameras which utilize prisms and also corrects for image mis-orientation caused by holding the camera upside down. Capture-It Plus is designed to run on an IBM PC compatible with Microsoft Windows.

OTHER PRODUCTS

     ACUPRINTER AND ACUPRINTER DTS. The AcuPrinter is a high speed, high resolution color printer which allows for the production of multi-format hard copy images for patient and insurance use. The AcuPrinter DTS, which the Company introduced in October 1993, allows for the storage of multiple images in memory and the digital transfer of images to and from a computer. With the AcuPrinter DTS, four full resolution images can be displayed in four quadrants, thereby allowing the display of 16 total images. The AcuPrinter DTS uses a Microsoft Windows software program to export and import images from the printer to the computer.

     SOCRATES-TM- INTERACTIVE CD. Beginning in April 1994, the Company also offers either separately or as a part of any other system, the Socrates Interactive CD Patient Education System ("Socrates"). Using interactive CD technology, Socrates is used to educate patients about dentistry and a variety of dental procedures, either in the waiting room or in the dentist's chair. Socrates provides patient education on a variety of topics in 3-5 minute segments. The current list price for Socrates is $995.

     CONSUMABLES. The Company generates additional revenue by selling film to its customers for use in the printers sold by the Company, as well as disposable sterilized sheaths and window clips for the AcuCam lenses. Approximately 8% of the Company's revenues are derived from these products.

MANUFACTURING/MATERIALS

     Prior to February 1993, the Company contracted with AeroSpace Optics, Inc., an independent third party, for the manufacture of the AcuCam handpiece, lenses and light-processor and completed its final assembly and test in the main facility in Canoga Park. In February 1993, the Company acquired AeroSpace Optics to obtain the capability to manufacture these products with its own employees. This was done to lessen the dependence on third parties, improve quality controls and lower costs. At the beginning of the calendar year 1995, the Company decided to consolidate its manufacturing into one location at San Juan Capistrano, California.

     The Company moved its manufacturing facilities in November 1995 from San Juan Capistrano, California to Carlsbad, California. This was part of the
restructuring plan to consolidate all its operations into one facility.   In May
1996, through the acquisition of Insight, the Company acquired three additional production locations; they included camera assembly in Mission Viejo, California, software and technical assistance in Richmond, Virginia and the main
manufacturing and headquarters in San Carlos, California.   All three of these
facilities will be closed and functions and personnel transferred to Carlsbad, California by the end of calendar 1996.

     The Company purchases the non-proprietary hardware components included as part of its Intraoral Camera Products from outside sources. Multiple sources of supply are available for most parts and components purchased by the Company. However, the Company has no internal capacity to manufacture certain essential hardware components included as part of its systems and is dependent on outside sources for such components. If the Company's sources experience problems with production quality or quantity, whether due to financial, operational or other difficulties, the Company could suffer delays, reduction or interruption in supply of its products, higher warranty expenses and product image problems. Accordingly, the Company's operating results could be materially adversely affected if such supplier problems should develop. In light of these risks, the Company has entered into written supply contracts for essential components of its own and for products of others which it distributes. When an outside supplier does not have significant financial strength and a track record of reliable performance, the Company endeavors to have alternative sources of supply identified. While the Company believes that suitable third party manufacturing capacity is available, there can be no assurance that such manufacturers will meet the Company's future requirements or that such services will be available in a time frame, on terms and at prices favorable to the Company.

     Many of the high cost components of the Company's systems are computer and video items which have alternative uses. The Company is a value added reseller for most of these hardware components included as part of its systems. The Company purchases substantially all of these hardware components from its vendors at a discount from recommended retail list prices.

MARKETING AND SALES

     UNITED STATES.

     Prior to the merger with Insight, the Company sold its products in the United States through a national sales force of approximately 60 independent representatives who operated under the supervision of 12 Regional Managers. Currently, the Company has approximately 70 full-time employee sales representatives and no independent sales representatives. The sales representatives are supervised by six Zone Managers for the U.S. and one for Canada.

     The majority of the sales made by the Company have historically been the result of leads created principally from responses to direct mail solicitations, advertising in trade publications and attending trade shows. Sales representatives are compensated on a commission basis, with commissions generally ranging between 8% and 12% of the sale price of the unit sold.

     INTERNATIONAL SALES

     NEW IMAGE INTERNATIONAL. Traditionally, the Company marketed turnkey New Image Systems in Europe through New Image International, headquartered in Ghent, Belgium, which was the Company's exclusive distributor of New Image products in Europe prior to being acquired by the Company in December 1989. In April 1992, the Company sold New Image International to an unrelated Belgian company. The purchaser acquired the stock of New Image International and the exclusive right to distribute the Company's dental products in Europe. The terms of the sale were such that the purchaser paid for the stock with a promissory note which was secured by the New Image International stock sold. The purchaser defaulted on the payment of the note and the Company reacquired ownership of New Image International during fiscal 1993. The Company then terminated all of New Image International's rights to distribute New Image Systems, and granted an exclusive license to an unaffiliated third party to market its products in Europe. Pursuant to an Assignment and Assumption of License Agreement dated July 29, 1994, the Company reacquired this license in consideration of the transfer of 100,000 shares of the Company's Common Stock to the licensee. After reacquiring the rights to market its products in Europe, the Company has decided to change its international strategy. Historically, the Company marketed its products outside the United States primarily through licensees, in 1995 the Company began to move toward direct marketing of its products through distributors and dealers.

     CURRENT INTERNATIONAL SALES ARRANGEMENTS.

     As of June 30, 1996, the Company's products were sold internationally through a licensee in South America and through distributors in Taiwan, Korea, Great Britain, the Benelux countries, Denmark and Italy. In January 1996, the Company signed a 3-year agreement with Takara Belmont Corporation to distribute its intraoral camera products in Japan. The 1996 commitment by Belmont is to purchase $1.95 million of New Image products. The Company contracts with VTM Medical Marketing to establish dealer arrangements in both Europe and Japan. In addition, through the merger with Insight, the Company acquired and is continuing an employment arrangement with an international sales manager.

     International sales are subject to certain risks common to non-United States operations in general, such as governmental regulation and import restrictions. The Company's international sales are dollar denominated and, therefore, are not directly subject to international currency fluctuations.

ADVERTISING AND PROMOTION

     The Company uses a combination of national advertising in selected trade journals, direct mail and trade show exhibitions to promote the New Image Systems. During the last three fiscal years, the Company has incurred $4 million to $5 million in advertising costs and promotional activities. The Company attended over 150 trade shows and seminars during fiscal 1996.

     Also as a form of advertising and promotion, the Company sells or lends Intraoral Camera Systems to dental schools nationwide. The Company believes that exposure to the product while a practitioner is in training may lead to increased sales in the future.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

     Management believes that most of the customers who purchase Intraoral Camera Systems have little or no prior computer experience. No training is required to operate the AcuCam or MultiCam Intraoral Video Camera Systems. The other systems purchased from the Company offer half or full day training session conducted at the customer's location or at a Company facility. At the initial training session, the customer is instructed in the operation of the system. A customer may purchase additional training sessions or refresher courses at any time.

     All products currently sold by the Company come with a one year standard limited parts and labor warranty on the hardware components. Computer imaging technicians are available to answer customers' telephone inquiries through the Company's office in Carlsbad, California during regular working hours.

     Company developed enhancements and upgrades to software programs are offered periodically by the Company to customers for purchase.

PRODUCT DEVELOPMENT

     During fiscal 1993, New Image began to focus its efforts on product development for the dental marketplace. New Image introduced the AcuChart System and the AcuCam PC System in 1993. At the same time, Insight developed and introduced its first version of the 20/20 dual camera system. In October 1994, New Image released the AcuCam PC+ which was an improved AcuCam PC product. In March 1995, New Image introduced MultiCam, an AcuCam system that is expandable to multiple dental operatories. Also in early 1995, Insight introduced its MultiLink product line to address the multiple operatories. In July 1995, New Image introduced an upgraded AcuView on Microsoft Windows, a dental imaging software product for the cosmetic dentistry market. In September 1995, Insight purchased Chart-It, the company which developed Chart-It Pro, the most widely used, fully automated, computerized tooth and periodontal charting software available in the dental market.

DIGITAL X-RAY SYSTEMS

     Since March 1995, New Image has been jointly developing a digital x-ray system with the Loral Fairchild Imaging Systems subsidiary of Lockheed Martin Corporation and plans to begin marketing it domestically in the third quarter of fiscal 1997. A digital x-ray system utilizes the existing x-ray transmission equipment (most familiarly a white cone-type device) in the dentist's office, but captures the image with a CCD-based sensor rather than film. The principal components of the Company's digital x-ray system are a CCD sensor, digital x-ray image capture and management software, a pentium computer, a monitor and, optionally, a printer. The Company is responsible for development of the software and obtaining the required FDA clearance and Loral is responsible for the CCD sensor and its electronic controller board. All components of the system are essentially complete and the FDA clearance process has begun.

     Digital x-ray systems provide the following advantages over film to both the patient and the dentist:

     1. Capture and display of the x-ray image on a computer monitor is nearly instantaneous.

     2.   X-ray radiation dosage is approximately 10% that of conventional film.

     3. Serves as a tool to educate patients and involve them in the diagnosis by displaying images on a large monitor.

     4. For those dental practices (approximately 90% of the total) not requiring a panoramic x-ray, it eliminates the costs and the accompanying issues of chemical handling and disposal associated with handling film. Such costs are reduced for those with a panoramic x-ray.

     5.   Offers significant capabilities in image enhancement and manipulation.

     6. Can be easily linked with an intraoral camera and with other operatories.

     7. Eventually, it may be possible to transmit digital x-ray images electronically to insurers and receive reimbursement approval immediately.

DIGITAL X-RAY MARKET

     In the U.S., currently about 1.5% (equal to approximately 1,600 systems) of dental practices own a digital x-ray system. Data from the 1996 technology survey of computerized dental practices conducted by DENTAL PRACTICE & FINANCE indicates that 11% of the survey's respondents plan to buy a digital x-ray system within the next 12 months. This could translate to between 6,000 and 8,000 units for the industry in the next year. Beyond that, Applied Decision Analysis, Inc. performed a study for the Company late in 1995 to develop a forecast of the U.S. market for digital x-ray systems. This study forecasts that cumulative system sales to date by the year 2000 will fall in the range of 17,000-23,000 units. U.S. competitors in digital x-ray are Schick Technologies, Trophy Radiology and Sorodex.

SOFT-PREP-TM-

     In June 1996, the Company entered into a 15-month private label contract with Sunrise Technologies to become an OEM remarketer of its air abrasion cavity preparation system products under the New Image tradename Soft Prep-TM-. The first three months of the contract are a trial period to determine potential sales rates prior to the Company's making a volume purchase commitment. The Company has already concluded substantial due diligence to determine the viability of the product, and the balance of the contract is continuable at the Company's discretion. Sunrise does not have significant distribution capabilities of its own and is attracted by the strength of the New Image field sales organization.

     Soft Prep is an alternative to the traditional dental drill and is utilized in the preparation of small to mid-sized cavities. It effects drilling by forcing abrasive aluminum oxide particles under air pressure on to the tooth. The system has the same cutting time as the traditional drill, but is much gentler to the patient. In most cases it can be applied without anesthesia, thereby allowing increased comfort for the patient, while increasing the profitability of the dental practice, often substantially.

     Currently, there are three significant domestic competitors selling air abrasion systems: American Dental Technologies, Inc. ("ADT"), Sunrise Technologies, Inc., and Kreativ, Inc. A recent study of the market for air abrasion cavity preparation systems prepared by Theta Corporation forecasts the unit volume for the U.S. market as:

                         YEAR           UNITS
                         ----           -----
                         1996           1,500
                         1997           2,100
                         1998           2,730
                         1999           3,415

PATENTS AND PROPRIETARY RIGHTS

     The Company regards its imaging systems and applications software as proprietary trade secrets and attempts to protect them with confidentiality agreements it has entered into with its employees and the confidentiality provisions in its agreements with distributors, licensees and sales representatives. The Company also relies on copyright protection, which protects against unauthorized copying of its programs. The Company has a patent on the AcuCam Camera (No. 5,124,797). The Company has also obtained or applied for trademark protection on the names AcuCam, AcuCam PC, AcuView, AcuChart, AcuRay and AcuPrinter. Despite the precautions the Company has taken, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as proprietary. The Company believes that existing copyright laws afford only limited practical protection against such risks. The Company believes that the technical and creative skills and expertise of its technical staff and marketing and management personnel are more critical to the Company's success than patent, copyright or trademark protection.

COMPETITIVE INDUSTRY

     The market for intraoral cameras and related systems is increasingly competitive. The markets for the Company's products are relatively new and may attract additional competition in the future. A number of other companies, including at least three publicly traded companies either produce, distribute, or market intraoral camera products similar to the Company's products and compete with the Company with respect to pricing and the introduction of new products and features. There is a risk that the Company will be unable to continue to develop leading edge products for this market or that if it does that it will be unable to produce and distribute them at a competitive price. Some of these competitors have significantly greater financial, marketing, manufacturing or technological resources than the Company. Management believes that its emphasis on research and development activities will help assure continuation of its leadership position as the largest seller of intraoral cameras in the world.

OBSOLESCENCE AND TECHNOLOGICAL CHANGE

     The computer hardware and software associated with healthcare products are characterized by rapid technological change. As technological changes occur and as other applications for the Company's products develop, the Company may have to modify its systems and software in order to keep pace with these changes and developments and avoid technological obsolescence. Although the Company intends to continue to improve and add to its existing products, there can be no assurance that funds for such expenditures will be available or that the Company's competitors will not develop products with superior capabilities and/or market them at lower prices. Management is confident in its ability to steer the Company through the challenges of a competitive environment and to develop and install systems and procedures which will help assure low production costs and superior technology relative to the Company's competitors.

SEASONALITY

     Sales of capital goods to the dental industry tend to be seasonal. The Company's period of greatest demand for its products is its quarter ending December 31 and its period of least demand is its quarter ending September 30. This seasonality effects revenues more than expenses and may result in significant quarter-to-quarter changes in revenues and profitability.

EMPLOYEES

     At September 20, 1996, the Company had 162 full-time employees. Of this number, 3 were officers, 33 were involved in production, 27 were in customer service, 15 were in administration, 78 were engaged in sales and marketing and 6 were involved in research & development. The Company has never had a work stoppage and no employees are represented by a collective bargaining agreement.

ITEM 2.   PROPERTIES.

     Prior to November 1995, New Image corporate headquarters and main offices were located in Canoga Park, California, in approximately 9,825 square feet of space under a lease which expired on December 31, 1995. The lease provided for minimum monthly rental payments of approximately $8,350. The Company also leased approximately 14,265 square feet in a building where it manufactured the AcuCam in San Juan Capistrano, which expired on November 30, 1995. The lease provided for monthly rental payments of $15,000 per month. In addition, the Company leased approximately 7,000 square feet of warehouse space in San Juan Capistrano for monthly rental payments of $3,000 per month, which also expired on November 30, 1995.

     In November 1995, New Image consolidated its operations from Canoga Park and San Juan Capistrano into one facility located in Carlsbad, California. The Company leases approximately 32,047 square feet of space under a lease which expires on February 28, 2001. The lease provides for aggregate minimum monthly rental payments of approximately $11,000 from October through February 1996 and $21,500 thereafter. The lease also requires the Company to pay taxes, maintenance and insurance.

     New Image leased approximately 1,700 square feet of space in an office building in Manhattan Beach, California. This space was subleased on a pass-through basis until the lease expired in June 1996. The Company did not renew this lease.

     In May 1996, the Company acquired Insight. Insight was under lease for approximately 13,171 square feet of office space located in San Carlos, California. The monthly rent was approximately $9,054 and the lease expires on January 31, 1998. At the completion of the transaction, Insight's executive offices were closed down. Insight's manufacturing facility will remain in operation until relocating to Carlsbad in July 1996. The last and final closure of all accounting and customer service operations is scheduled for September 1996. The Company plans to either sub-let or buy out the remaining lease.

     Insight was also under lease for approximately 2,400 square feet of space in Richmond, Virginia where the Company designs and sells its periodontal and treatment planning software, Chart-It. The monthly rent is approximately $1,545. This lease is due to expire on July 1, 1997 at which time the Chart-It operation will be consolidated into the Carlsbad facility.

     Insight was under lease for approximately 1,476 square feet of space in Mission Viejo, California which was used for the precision assembly of optical devices. The monthly rent on this space was approximately $1,254 and expired on April 30, 1996. The Company has made arrangements with a subcontractor to continue assembly operations for six months and have the subcontractor pay the rent.

ITEM 3.   LEGAL PROCEEDINGS.

     The following is a summary of material recent developments in lawsuits in which the Company is involved. (See also Note 7 to Consolidated Financial Statements.)

HIGH TECH MEDICAL INSTRUMENTATION V. NEW IMAGE, ET AL.

     This case involves alleged infringement by the Company of certain camera technology covered by a patent owned by Plaintiff. The Company has prevailed in the trial court on all material issues in this case. The Plaintiff has stated that it intends to appeal the judgment. The Company has certain rights to indemnification against the damages incurred in connection with the defense of this lawsuit. The amount of the indemnification is currently the subject of an arbitration proceeding with the indemnifying parties.

STEVEN P. HILL V. NEW IMAGE INDUSTRIES, INC. ET AL.

     This case is a securities class action alleging violation of certain securities laws by prior management. Verbal agreement has been reached to settle this matter on terms which are within the litigation reserve provided for it by the Company. A final written agreement between the parties is being drafted.

BOSTON MARKETING CO. LTD. V. NEW IMAGE INDUSTRIES, INC.

     In July 1995, Boston Marketing Co., Ltd. filed an action against the Company in which it claims the Company breached certain purchase orders for cameras which are incorporated in the Company's products. The Plaintiff in the action seeks damages in excess of $1 million. The Company has denied all of the allegations, has raised certain affirmative defenses, and has filed a cross-complaint for inducing breach of contract, interference with economic relations, misappropriation of trade secrets and related causes of action. The cross-complaint is against an officer of the Plaintiff, and against Tokyo Electronic Industries, Inc. ("TELI") which, until May 1995, was the principal manufacturer of the CCD chip and processor for the Company's intraoral camera products.

GRISWA V. NEW IMAGE INDUSTRIES, INC.

     In September 1995, Plaintiff, a former officer of the Company, filed an action against the Company alleging among other things, wrongful termination and breach of contract. This matter has been settled within the litigation reserve provided by the Company.

NETWORK ONE V. NEW IMAGE INDUSTRIES, INC.

     On October 19, 1995, the Company was sued by Network One Strategic Management Systems, Inc. for breach of contract. This matter was settled within the litigation reserves provided by the Company and the action dismissed.

NEW IMAGE INDUSTRIES, INC. V. NEW IMAGE INDUSTRIES PTY., LTD. AND INTERNATIONAL IMAGING COMPANY, LTD.; NEW IMAGE INDUSTRIES PTY., LTD. AND INTERNATIONAL IMAGING COMPANY, LTD. V. NEW IMAGE INDUSTRIES, INC.

     On April 11, 1996, the Company filed suit to collect a debt in the sum of $370,215 for goods sold to the foreign distributors New Image Industries Pty., Ltd. and International Imaging Company, Ltd. The Company has no ownership interest in these distributors. The defendants have filed answers and counterclaims seeking damages which allegedly far exceed the relief sought in the complaint. On September 25, 1996, the Company reached an oral agreement to settle the suit. If the suit ultimately settles according to the terms of the oral agreement, no additional reserves will be required as such amount is included in accrued liabilities in the accompanying balance sheet at June 30, 1996.

        NEW IMAGE INDUSTRIES, INC. VS. PERRY MICHAEL WILLIAMS

     This is an action filed by the Company against a former employee for conversion of 35,000 shares of common stock which were mistakenly issued to Mr. Williams by the Company's transfer agent. Williams filed a cross-complaint against the transfer agent for indemnification and against the Company for defamation. In February 1994, the Company obtained a writ of attachment against Mr. Williams in the amount of $706,120 representing the value of the shares on the date of conversion and estimated attorney's fees. The Company has attached Mr. Williams' home and his stock in two other companies. The 35,000 shares were recorded in 1995 as issued and outstanding at no value. In November 1994, the Company and Mr. Williams entered into a settlement agreement that required Mr. Williams to pay the Company $875,000. This settlement includes the value of the stock plus legal costs and interest. During 1996, the Company received approximately $565,000 of the award of which $333,000 was recorded as an increase to shareholders' equity and the balance was recorded as reimbursement of related legal expenses. The Company is in process of pursuing collection of the remainder of the settlement and will record such amounts when received.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of fiscal 1996 to a vote of the security holders of the Company.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "NIIS" since the Company's initial public offering on August 24, 1989. Prior to August 24, 1989, there was no public trading market for the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock in the NASDAQ National Market System for the periods indicated, as reported by the National Association of Securities Dealers, Inc.

                                                          Price
                                         ---------------------------------------
                                                 High                     Low
                                              ----------               ---------

Fiscal 1994
  First Quarter  . . . . . . . . . . . . . .      19 1/4                  11 3/4
  Second Quarter . . . . . . . . . . . . . .      16 5/8                  11 3/4
  Third Quarter  . . . . . . . . . . . . . .      16 3/8                   8 7/8
  Fourth Quarter . . . . . . . . . . . . . .      12 3/8                   8 5/8

Fiscal 1995
  First Quarter  . . . . . . . . . . . . . .      15 1/8                  7 1/16
  Second Quarter . . . . . . . . . . . . . .       6 3/4                   3 5/8
  Third Quarter  . . . . . . . . . . . . . .       5 1/4                   3 5/8
  Fourth Quarter . . . . . . . . . . . . . .       4 3/8                 2 13/16

Fiscal 1996
  First Quarter  . . . . . . . . . . . . . .       4 1/4                   1 7/8
  Second Quarter . . . . . . . . . . . . . .           3                   1 1/2
  Third Quarter  . . . . . . . . . . . . . .       2 7/8                 1 15/16
  Fourth Quarter . . . . . . . . . . . . . .       5 5/8                       2

Fiscal 1997
  First Quarter (through
   September 27, 1996) . . . . . . . . . . .       3 1/8                   1 3/8

          On September 27, 1996 the closing price of the Common Stock on the NASDAQ National Market System was $1 5/8.

          As of September 28, 1996, there were approximately 700 record holders of the Company's Common Stock.

          DIVIDEND POLICY. The present policy of the Company is to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data of the Company set forth below at and for each of the years shown below has been derived from the Company's audited financial statements. The financial statements for fiscal years ended June 30, 1996, 1995 and 1994 are included elsewhere herein.

     The selected consolidated financial data should be read in conjunction WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION and the CONSOLIDATED FINANCIAL STATEMENTS and related Notes and other financial information included elsewhere in this Annual Report.

                                                                    For Year ended June 30,
                                         ----------------------------------------------------------------------------
                                               1996           1995           1994           1993            1992
                                         --------------  -------------  -------------  -------------  --------------
Statement of Operations Data
Net Revenues . . . . . . . . . . . . . .    $37,144,000    $44,579,000    $41,488,000    $32,841,000    $ 16,357,000
  Cost of Revenues . . . . . . . . . . .     24,400,000     29,531,000     23,377,000     16,832,000       8,602,000
                                             ----------     ----------     ----------    -----------      ----------
     Gross profit  . . . . . . . . . . .     12,744,000     15,048,000     18,111,000     16,009,000       7,755,000
                                             ----------     ----------     ----------    -----------      ----------

Selling and marketing. . . . . . . . . .     13,588,000     13,837,000     11,265,000      7,338,000       4,736,000
General and
Administrative expenses. . . . . . . . .      6,029,000      5,991,000      5,461,000      3,297,000       2,127,000
Research and
   development expenses. . . . . . . . .      1,485,000      1,987,000        785,000        398,000          84,000
 Restructuring costs . . . . . . . . . .        962,000      4,350,000            -              -               -
 Acquisition expenses. . . . . . . . . .        478,000            -              -              -               -
 Legal/litigation expenses . . . . . . .        454,000        349,000      2,710,000        217,000       1,395,000
 Loss on disposition
   of subsidiary . . . . . . . . . . . .            -              -              -              -           474,000
Loss on impairment . . . . . . . . . . .        814,000            -              -              -               -
 Other (income)/expenses . . . . . . . .        122,000         33,000         (7,000)       (27,000)            -
 Interest (income) expense, net. . . . .        (17,000)       351,000        112,000        (35,000)        (48,000)
                                             ----------     ----------      ---------    -----------      ----------
(Loss) income before
   income taxes. . . . . . . . . . . . .    (11,171,000)   (11,850,000)    (2,215,000)     4,821,000      (1,013,000)
  Provision (benefit)
   for income taxes. . . . . . . . . . .            -              -              -          675,000             -
                                             ----------     ----------     ----------    -----------      ----------
  Net (loss) income. . . . . . . . . . .  $ (11,171,000) $ (11,850,000)  $ (2,215,000)  $  4,146,000    $ (1,013,000)
                                             ----------     ----------     ----------    -----------      ----------
                                             ----------     ----------     ----------    -----------      ----------

  Net (loss) income per share. . . . . .  $       (2.05) $       (2.19)  $      (0.42)  $        .82    $       (.26)
                                             ----------     ----------     ----------    -----------      ----------
                                             ----------     ----------     ----------    -----------      ----------
  Weighted average shares
   of common stock outstanding . . . . .      5,449,000      5,412,000      5,262,000      5,079,000       3,973,000
                                             ----------     ----------     ----------    -----------      ----------
                                             ----------     ----------     ----------    -----------      ----------

                                                                           June 30,
                                         ----------------------------------------------------------------------------
                                               1996           1995           1994           1993            1992
                                         --------------  -------------  -------------  -------------  --------------
Balance Sheet Data
  Working capital (deficit). . . . . . .    $(2,291,000)   $ 4,202,000    $ 9,239,000    $ 8,296,000     $ 4,029,000
  Total assets . . . . . . . . . . . . .     12,526,000     19,684,000     23,967,000     18,827,000       9,412,000
  Long term debt . . . . . . . . . . . .      1,150,000         45,000        229,000        486,000         104,000
  Total debt . . . . . . . . . . . . . .      3,571,000      1,120,000      1,576,000      1,708,000         122,000
  Retained (deficit) earnings. . . . . .    (31,188,000)   (21,585,000)    (9,735,000)    (7,520,000)    (11,598,000)

  Shareholders' equity (deficit) . . . .       (734,000)     7,788,000     12,308,000     11,471,000       6,026,000

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain items on the Company's Consolidated Statements of Operations.

                                            1996      1995      1994      1993
                                           ------    ------    ------    ------
Net revenues . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%
Cost of revenues . . . . . . . . . . . .    66.0      66.2      56.3      51.3
Gross profit . . . . . . . . . . . . . .    34.0      33.8      43.7      48.7
Selling and marketing. . . . . . . . . .    36.6      31.0      27.1      22.3
General and Administrative expenses. . .    16.2      13.4      13.1      10.0
Research and
 Development expenses. . . . . . . . . .     4.0       4.5       1.9       1.2
Restructuring and unusual costs. . . . .     2.6       9.8       -         -
Legal/litigation expenses. . . . . . . .     1.2       0.1       6.5       0.7
Interest (income) expense, net . . . . .     -         0.1       0.3      (0.1)
Loss before taxes. . . . . . . . . . . .   (30.1)    (26.6)     (5.3)    (14.7)
Net loss . . . . . . . . . . . . . . . .   (30.1)    (26.6)     (5.3)    (12.6)

GENERAL

     The Company designs, develops and integrates intraoral and extraoral cameras and computer imaging systems. The Company earns revenue principally from sales of its systems into the dental market place, including individual dental practices, dental clinics and labs, and to distributors. Domestic sales are made through the Company's direct sales force. International sales are made in Europe, South America, and certain countries in the Asia Pacific region using distributors and licensees. Revenues are subject to significant variation from quarter to quarter because of the variation in the length of the sales cycle with individual customers and the number of shipments made. Traditionally, the quarter ending December 31 has been the Company's strongest sales quarter primarily because of a tendency by dentists to defer capital purchases until near the end of the individual income tax reporting year.

     Beginning in the third quarter of fiscal year 1995, the Company implemented a plan of restructuring that included management personnel changes, product consolidation and relocation of all operations from Canoga Park, California and San Juan Capistrano, California to Carlsbad, California. Execution of this restructuring continued throughout fiscal year 1996 and as of June 30, 1996 substantially all actions planned in the 1995 restructuring were completed.

     In May 1996, the Company acquired Insight, a private company located in San Carlos, California and a competitor engaged in the business of designing, manufacturing and marketing a family of intraoral video cameras for the dental industry. Insight's products include high resolution extraoral and intraoral video cameras integrated with high intensity light sources, monitors and printers. In connection with the acquisition a plan of restructuring was initiated in the fourth quarter of fiscal year 1996 (see RESULTS OF OPERATIONS-YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995 and LIQUIDITY AND CAPITAL RESOURCES), which included Insight's operations being relocated to Carlsbad, California in July 1996. The acquisition was effected through the issuance of New Image common stock, and options and warrants to purchase New Image common stock, to the former Insight shareholders and option/warrant holders in exchange for all of the outstanding common stock of Insight. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for the respective periods presented. (See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     In connection with the merger, Insight changed its fiscal year end from September 30 to June 30, which conforms to New Image's year end. Except for the year ended June 30, 1996, Insight's separate results for prior years have not been restated to conform to the fiscal year of New Image. Therefore, the results of operations contained in the consolidated financial statements for the fiscal years ended June 30, 1995 and 1994 combine those of

New Image for these periods, as previously reported, with those of Insight for the years ended September 30, 1995 and 1994. Insight's separate results of operations for the three months ended September 30, 1995 are, therefore, included in the consolidated statements of operations for both June 30, 1996 and 1995. Accordingly, an adjustment totaling $1,568,000 has been recorded as a reduction to retained deficit in 1996, reflecting the impact on net loss of this overlapping period. The Company's consolidated balance sheet at June 30, 1995 combines the balance sheet of New Image as of June 30, 1995 and the balance sheet of Insight as of September 30, 1995.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995

     For the fiscal year ended June 30, 1996, total revenues were $37,144,000, a decrease of 17% compared to total revenue of $44,579,000 in the prior year. Net loss for the fiscal year ended June 30, 1996 was $11,171,000 or $2.05 per common share compared to a net loss of $11,850,000 or $2.19 per common share last year. Included in expenses for the current fiscal year were charges of approximately $962,000 relating to the Insight restructuring discussed in LIQUIDITY AND CAPITAL RESOURCES and $478,000 of acquisition costs related to Insight.

     Before considering the impact of the pooling of interests accounting for Insight, New Image sustained operating losses in each of the last three fiscal years totaling approximately $5,552,000, $7,673,000 and $347,000 in 1996, 1995
and 1994, respectively. In 1996, New Image experienced a decline in revenues from New Image products ($9,354,000 or 30%) and continued to experience depressed profit margins. The revenue decline was primarily as a result of nonavailability of a critical system component for a certain product, reorganization of the distribution network for international sales, a delay in introduction of a widely anticipated new product that caused customers to delay purchase decisions on all Company products and uncertainty created within the sales force during the process of merging with Insight. Included in the 1996 loss is all of the $478,000 of acquisition costs related to Insight, $394,000 of the 1996 restructuring costs, $1,025,000 related to reserves recorded for potentially uncollectible receivables and $400,000 related to the write-off of slow moving and obsolete inventory.

     Insight, which was formed in 1992, had experienced rapid growth in revenues since inception, but increases in marketing and other expenses have historically exceeded revenue growth, resulting in operating losses of approximately $5,619,000 for the twelve months ended June 30, 1996 and $4,177,000 and $1,868,000 for the fiscal years ended September 30, 1995 and 1994, respectively. As mentioned above, in connection with the acquisition of Insight, management identified additional restructuring costs, estimated at $962,000, necessary to integrate Insight's operations. Of this total, $568,000 is included in Insight's loss for 1996.

     As a percentage of total consolidated revenue, foreign sales have not exceeded 10% in fiscal years 1996, 1995 and 1994. Growth in international operations is expected as a result of the Company's establishment of an international distributor network and availability of critical camera parts.
The Company's products are sold through a licensee in South America and through distributors in Taiwan, Korea, Japan, Great Britain, the Benelux countries, Denmark, South Africa and Italy. Additionally, the Company uses a contractor to establish dealer arrangements in Europe and Japan and an international sales manager to continue relationship with Insight distributor network.

     The Company's gross profit percentage remained constant at approximately 34% for the years ended June 30, 1996 and 1995. Gross profit has been depressed in each of these years compared to 1994 and earlier years primarily because of intense competition between New Image and Insight, as well as with other competitors.

     Selling and marketing expenses remained relatively constant in fiscal 1996 when compared to fiscal 1995, although as a percentage of revenue, selling and marketing increased from 31% to 37%. The increase was due to the decline in revenues discussed above relating to New Image. Insight selling and marketing expenses exceeded 50% of its revenues in both years. Reductions of these duplicative and excessive expenses are the primary target of the restructuring implemented by management.

     General and administrative expenses also remained relatively constant from 1995 to 1996. As a percentage of revenues, however, general and administrative expenses increased from 13% to 16% due to the decline in 1996 revenues. Included in general and administrative expenses for 1996 is approximately $1.3 million of bad debt expense which compares to approximately $211,000 for 1995.

     Research and development expenses decreased 25% from $1,987,000 in 1995 to $1,485,000 in 1996. This decrease is attributable to the completion of activities undertaken to develop the MultiCam product in 1995 and the outsourcing and capitalization of the further development of the Company's digital x-ray product.

     Legal/litigation expenses in fiscal 1996 remained relatively constant when compared to fiscal 1995 as the Company continues to settle its outstanding legal matters. As of June 30, 1996, the Company has approximately $911,000 in accruals and reserves remaining to cover its legal exposure. Although the Company believes that the amount of this reserve is adequate to cover the anticipated costs of defending this action, no assurance can be given as to the ultimate outcome of the litigation, or its impact on the operations or financial position of the Company. See Legal Proceedings.

     YEAR ENDED JUNE 30, 1995 COMPARED TO THE YEAR ENDED JUNE 30, 1994

     For the fiscal year ended June 30, 1995, total revenues were $44,579,000, an increase of 7% compared to total revenues of $41,488,000 in the prior year. Net loss for the fiscal year ended June 30, 1995 was $11,850,000 or $2.19 per common share compared to a net loss of $2,215,000 or $0.42 per common share in 1994. In 1995, the Company's gross profits declined sharply primarily because of competitive forces that required reductions in selling prices. Management believes that much of the competition was directly with Insight. Additionally, New Image introduced new products with lower profit margins, and incurred higher manufacturing costs and certain product transition costs. Also included in the results of operations for 1995 are the estimated costs of a plan implemented in 1995 to restructure operations and to take several other actions designed to improve operating performance. The estimated cost of these actions approximated $4,350,000. These charges related to the termination/resignation of officers and other management personnel, a writedown of inventory related to discontinued products, payments related to the Canoga Park and San Juan Capistrano leases, a write-off of marketing rights to Europe, and other miscellaneous items.

     The Company's gross profit percentage decreased from 44% for the year ended June 30, 1994 to 34% for the year ended June 30, 1995. This reduction in gross profit percentage is a result of a number of factors, including significant selling price reductions, higher material costs as a percentage of selling price for some of the Company's new products, change in mix of products to lower margin products, higher indirect labor and overhead costs in manufacturing, production transition costs and increased reserves.

     Selling and marketing expenses increased approximately $2.6 million in fiscal 1995 when compared to fiscal 1994, and also increased as a percentage of revenues from 27% to 31%. This increase was due to significantly increased marketing initiatives at Insight.

     General and administrative expenses increased $530,000 from 1994 to 1995, or approximately 10%, primarily due to higher general and administrative expenses, resulting from a variety of factors notable among which were higher salaries and depreciation and amortization.

     Research and development expenses increased 150% from $785,000 in 1994 to $1,987,000 in 1995. This increase is attributable to activities undertaken to develop the MultiCam product as well as activities to further develop the Company's digital x-ray product.

     Legal/litigation expenses declined from $2,710,000 to $349,000. The decrease was a result of the Company providing reserves in 1994 to cover several significant legal matters.

IMPACT OF INFLATION AND CHANGING PRICES.

     The Company does not believe it has been significantly impacted by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently experiencing constraints on liquidity. At June 30, 1996, the Company had minimal cash reserves compared to previous year cash and short term investments of $2.1 million and $4.2 million at June 30, 1994. Additionally, at June 30, 1996 the Company has a consolidated net working capital deficiency of approximately $2.3 million and a deficit in shareholders' equity of $734,000. The Company's borrowings on its lines of credit at June 30, 1996 totaled approximately $2,286,000 and its credit limit as of that date was approximately $2,617,000 based upon an asset borrowing base, as defined in the credit agreement. This compares with an outstanding balance in the prior year of $879,000, with a credit limit of $1 million. As of late September, 1996, the Company's outstanding borrowings under the line continue to approximate the maximum amount available under the borrowing agreement. At June 30, 1996, the Company was in violation of a financial covenant under the debt agreement that requires the Company to maintain positive shareholders' equity. On September 27, 1996, the Company received from the bank a letter that waived the covenant violation through January 1, 1997 and authorized an increase in the credit limit of the debt agreement from $4 million to $5 million.

     The Company has used cash in its operating activities in each of the last three fiscal years. Net cash used in operations was $3,931,000, $5,558,000 and $2,165,000 for fiscal years 1996, 1995 and 1994, respectively. The use of cash for operations was due primarily to the large net losses incurred in each year. In 1996, 1995 and 1994, proceeds from the issuance of stock under stock options provided the Company with cash of $575,000, $1,035,000 and $1,616,000 respectively. There can be no assurance that the Company will be able to obtain such funds from the exercise of stock options or from investors in the future. Other sources of cash in each of the past three years have been primarily from bank borrowings and other notes payable totaling approximately $3 million in 1996, $3.2 million in 1995, and $800,000 in 1994.

     Management believes that it has an achievable plan that will return the Company to profitability. However, its ability to accomplish its plan requires the Company to have access to sufficient funds and (i) complete its product development and marketing initiatives, including repositioning its price structure as it introduces new products, (ii) continue efforts to fully implement the efficiencies and reduced cost structure envisioned in the 1995 restructuring plan, and (iii) accomplish similar objectives for Insight and integrating the management, manufacturing and marketing activities of the two companies in such a way that the expected efficiencies of scale are realized. In this regard, a new restructuring plan was initiated in the fourth quarter of 1996 designed to fully integrate Insight.

     In connection with these actions, a provision totaling $962,000 was recorded in the financial statements for the year ended June 30, 1996. Also, certain other items approximating $100,000 will be included as expenses in the Company's financial statements for the year ended June 30, 1997 in accordance with current releases of the Securities and Exchange Commission and the Emerging Issues Task Force of the AICPA related to restructuring charges. The restructuring charges recorded in the statement of operations for the year ended June 30, 1996 included charges related to personnel termination and severance, relocation and other costs related to Insight's facilities and operations, inventory write-downs for product integration and other miscellaneous items. (See Note 1 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

     The matters discussed above and in RESULTS OF OPERATIONS raise substantial doubt about the Company's ability to continue as a going concern. Without an infusion of additional debt or equity capital, the Company may not be able to fund operations, implement its plans to return to profitability, or meet its obligations as they come due. The Company is negotiating with certain vendors to obtain extensions on invoice payment terms and to obtain agreements with the vendors that shipments to the Company of needed product materials will continue without interruption. Management has also been actively seeking additional sources of equity financing that would be used to fund certain costs incurred in connection with the acquisition of Insight, reduce outstanding debt, and provide working capital to fund the planned integration of Insight. Although management successfully negotiated with the bank to increase the credit limit under the line of credit and obtained a waiver of the covenant violation, there can be no assurance that the Company's revised agreement with its bank and negotiations with vendors will result in terms that will be sufficient to resolve liquidity problems. Additionally, there can be no assurance that additional equity financing will be available to the Company at all or on terms that are acceptable to the Company. Furthermore, there can be no assurance that management's plans outlined above will be implemented or if implemented that they will successfully return the Company to profitability. The consolidated financial statements contained elsewhere herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Because Insight was a major competitor of New Image, management believes that this acquisition placed the Company in a leading market position with respect to intraoral cameras for dental operatory use. Management also believes that as a result of the acquisition, product pricing can be repositioned which, if achieved, might result in increased revenues and gross profits, and that significant cost reductions can be achieved because of consolidation of operating facilities and deletion of duplicative SG&A expenses. Management's estimate of separate company expenses incurred in 1996 that are not expected to be incurred in future periods by the merged entity approximate $5,000,000. However, in order to successfully achieve and sustain a market leading position, the Company must successfully complete its plan of restructuring related to Insight and its overall business plan as it relates to continuing as a going concern. (See LIQUIDITY AND CAPITAL RESOURCES).

     The preparation of business plans require the use of estimates, forecasts of results and certain underlying assumptions. The preparation of financial statements in conformity with generally accepted accounting principles also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounts receivable, net of the allowance for doubtful accounts, decreased approximately $3 million from June 30, 1995 to June 30, 1996 primarily as a result of a decline in revenues during the fourth quarter of 1996 and because of a significant increase in the allowance for doubtful accounts. Management carefully reviewed the customer account balances at June 30, 1996, noted payments made by customers after year end and considered the Company's write-off experience. Based on this analysis, it believes the allowance account of $1,686,000 is adequate at June 30, 1996.

     Although management believes that the consolidation of New Image and Insight will be received favorably by the dental industry, there are risks associated with product consolidation and acceptance in the marketplace. Management has made a careful assessment of its expected future product lines and has estimated the impact of consolidation on the gross carrying value of inventory. While management believes that it has adequate reserves to cover identified product changes, it is reasonably possible that additional changes to the product mix could be identified in the near term and such changes could have a material impact on the carrying value of inventory.

     It is the Company's policy to amortize capitalized software costs by the greater of the amount computed using a ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. The Company has also capitalized certain other intangible assets consisting of the amount paid for patents, copyrights and other rights to certain products and goodwill. Amortization for these items is provided on a straight-line basis over a period of five to ten years. Generally accepted accounting principles require that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is reasonably possible that estimates of anticipate future gross revenues and related cash flows, the remaining estimated economic life of the products or intangible assets, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs and the intangible assets may be reduced materially in the near term. However, management believes the carrying values of these assets at June 30, 1996 are realizable.

     The Company is a defendant in several lawsuits alleging, among other things, patent infringement, wrongful termination, violations of Sections 10 (b) and 20 of the Securities and Exchange Act of 1934 and breach of contract. While the Company believes it has meritorious defenses against each of the suits and, based on existing facts and conditions, has provided reserves it believes to be adequate, the ultimate resolutions of these matters, most of which are expected to occur within one year, could result in losses in excess of the amounts accrued. (See Legal Proceedings.)

     As explained in Note 6 of Notes to Consolidated Financial Statements, at June 30, 1996, the Company has significant net operating loss carryforwards (NOL's) related to New Image and Insight Imaging of approximately $12,000,000 and $8,000,000, respectively. Federal net operating losses will begin to expire after 2005, becoming fully expired by the year 2011 if not offset against future taxable income. As a result of the acquisition of Insight, annual limitations of approximately $120,000 apply to approximately $8,000,000 of the Company's NOL's carryforwards. Though management believes that future net operating income and taxable income of the Company may be sufficient to realize the benefits of the Company's NOL's carryforwards and to utilize the associated deferred tax asset, a valuation allowance has been recorded to offset completely the carrying value of such deferred tax asset due to the Company's lack of prior earnings and the size of the accumulated deficit.

     In October 1995, the FASB issue SFAS No. 123 "Accounting for Stock Based Compensation." It encourages but does not require, companies to recognize compensation expense for grants of stock and stock options to employees based on new fair value accounting rules. Companies that choose not to adapt the new rules will continue to apply the existing accounting rules. However, fair value accounting is required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services. SFAS No. 123 will be effective for the Company's fiscal year 1997 consolidated financial statements. Currently, the Company does not expect to adopt the new fair value accounting rules for stock-based compensation pertaining to employees as allowed under SFAS No. 123.

     However, SFAS No. 123 will require the Company, in its fiscal 1997 financial statements, to disclose pro forma net income/loss per share information under the fair value accounting method for stock option grants that occurred subsequent to June 30, 1995. In addition, the Company will be required to expand its disclosure about plan terms, exercise prices and the assumptions used in measuring the fair value of stock-based grants. Although the Company has not performed the pro forma calculation required by SFAS No. 123 for fiscal 1995 or 1996, it expects that the pro forma results will result in additional compensation charges to operations.

     The Company's business environment is characterized by rapid technological change, changes in customer requirements, new emerging products and intense competition. Consequently, to compete effectively, the Company must deploy its sales and distribution network to look for new product ideas and opportunities and make new product introductions. The ability of the Company to achieve and manage the expected growth of the business and to develop new products will depend on the Company's success in retaining its key personnel and adding new employees with appropriate skills at the right times. Failure to make timely product introductions and enhancements or to capitalize on new market opportunities as they emerge may adversely affect future operating results

     The Company's operations are also subject to certain other risks and uncertainties including, among other things, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners such as vendors, product developers and distributors of the Company's products and the risks associated with acquisitions and international operations and expansion. Sales of capital goods to the dental industry tend to be seasonal. The Company's period of greatest demand for its products is its second quarter ending December 31 and its period of least demand is its quarter ending September 30. This seasonality affects revenues more than expenses and may result in significant quarter-to-quarter changes in revenues and profitability.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           NEW IMAGE INDUSTRIES, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .   21

Consolidated Balance Sheets at June 30, 1996 and 1995  . . . . . . . . . .   23

Consolidated Statements of Operations for each of the three
 years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . .   25

Consolidated Statements of Shareholders' Equity for each of
 the three years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . .   26

Consolidated Statements of Cash Flows for each of the three
 years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . .   28

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   30

Schedule II, Valuation and Qualifying Accounts for each of the
 three years ended June 30, 1996, 1995 and 1994. . . . . . . . . . . . . .   51

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New Image Industries, Inc.:

We have audited the accompanying consolidated balance sheets of New Image Industries, Inc. (a Delaware corporation) and subsidiary as of June 30, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements as of or for the years ended September 30, 1995 and 1994 of Insight Imaging, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interest, as discussed in Note 2. Such statements are included in the consolidated statements of New Image Industries, Inc. for the fiscal years ended June 30, 1995 and 1994 and reflect total assets and total revenues of 19% percent and 29% percent in 1995, and 11% percent and 24% percent in 1994, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Insight Imaging, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of New Image Industries, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 1 to the
financial statements, the Company has sustained recurring losses from operations, is currently experiencing significant constraints on liquidity, and unaudited information subsequent to year end indicates that losses are continuing. As of June 30, 1996, the Company had a working capital deficiency of approximately $2,300,000, and had a net deficit in shareholders' equity of approximately $734,000. Additionally, at June 30, 1996 the Company had borrowed substantially all amounts available under its line of credit and was in violation of a certain debt covenant under the credit agreement. On September 27, 1996 the Company received from the bank a letter that waived the covenant violation through January 1, 1997 and authorized an increase in the credit limit of the debt agreement from $4 million to $5 million. Notwithstanding the impact of the bank's letter, the above matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP




San Diego, California
September 30, 1996

                           NEW IMAGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                               1996                1995
                                                           -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                $   381,000         $ 1,640,000
  Short-term investments and bank certificate of deposit             -             500,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,686,000 in 1996 and $332,000 in 1995      3,279,000           6,246,000
  Inventories                                                5,543,000           6,815,000
  Prepaid expenses and other                                   550,000             800,000
                                                           -----------         -----------

     Total current assets                                    9,753,000          16,001,000
                                                           -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                    2,127,000           2,196,000
  Office furniture and fixtures                                315,000             226,000
  Vehicles                                                     154,000             154,000
  Leasehold improvements                                       427,000             242,000
                                                           -----------         -----------
                                                             3,023,000           2,818,000
  Less: accumulated depreciation and amortization           (1,788,000)         (1,738,000)
                                                           -----------         -----------

                                                             1,235,000           1,080,000
                                                           -----------         -----------

INTANGIBLE ASSETS, net of accumulated amortization
  of $2,172,000 in 1996 and $1,582,000 in 1995
  (Notes 3 and 7)                                              792,000           2,038,000
                                                           -----------         -----------

OTHER ASSETS (Notes 3 and 7)                                   746,000             565,000
                                                           -----------         -----------

                                                           $12,526,000         $19,684,000
                                                           -----------         -----------
                                                           -----------         -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                               1996                1995
                                                           -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                                         $ 4,473,000         $ 5,680,000
  Accrued payroll and other compensation                     1,312,000           1,645,000
  Lines of credit (Note 4)                                   2,286,000             879,000
  Current portion of notes payable (Note 4)                    135,000             196,000
  Accrued restructuring charges (Note 2)                       954,000           1,109,000
  Other accrued liabilities (Note 5)                         2,884,000           2,290,000
                                                           -----------         -----------

     Total current liabilities                              12,044,000          11,799,000
                                                           -----------         -----------

LONG TERM LIABILITIES:
  Notes payable, net of current portion                      1,150,000              45,000
  Other long term liabilities                                   66,000              52,000
                                                           -----------         -----------

     Total long term liabilities                             1,216,000              97,000
                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 7)


SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $0.001 per share;
    1,000,000 shares authorized; none outstanding                    -                   -
  Common stock, par value $0.001 per share;
    10,000,000 shares authorized; 5,480,000 outstanding
    at 1996; 5,441,000 outstanding at 1995                       5,000               5,000
  Additional paid in capital                                30,449,000          29,368,000
  Accumulated deficit                                      (31,188,000)        (21,585,000)
                                                           -----------         -----------

     Total shareholders' equity (deficit)                     (734,000)          7,788,000
                                                           -----------         -----------

                                                           $12,526,000         $19,684,000
                                                           -----------         -----------
                                                           -----------         -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR EACH OF THE THREE YEARS ENDED JUNE 30

                                                               1996                1995                1994
                                                          ------------        ------------        ------------
Net revenues                                              $ 37,144,000        $ 44,579,000        $ 41,488,000
Cost of revenues                                            24,400,000          29,531,000          23,377,000
                                                          ------------        ------------        ------------
  Gross profit                                              12,744,000          15,048,000          18,111,000

Selling and marketing                                       13,588,000          13,837,000          11,265,000
General and administrative expenses                          6,029,000           5,991,000           5,461,000
Research and development expenses                            1,485,000           1,987,000             785,000
Legal/litigation expenses                                      454,000             349,000           2,710,000
Restructuring and unusual charges                              962,000           4,350,000                   -
Acquisition expenses                                           478,000                   -                   -
Loss on impairment (Note 3)                                    814,000                   -                   -
                                                          ------------        ------------        ------------

     Loss from operations                                  (11,066,000)        (11,466,000)         (2,110,000)

Interest (income) expense, net                                 (17,000)            351,000             112,000
Other (income) expense, net                                    122,000              33,000              (7,000)
                                                          ------------        ------------        ------------

     Net loss                                             $(11,171,000)       $(11,850,000)       $ (2,215,000)
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Net loss per share                                        $      (2.05)       $      (2.19)       $      (0.42)
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Weighted average shares of
  common stock outstanding                                   5,449,000           5,412,000           5,262,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                            NEW IMAGE INDUSTRIES, INC
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR EACH OF THE THREE YEARS ENDED JUNE 30

                                                Common Stock and
                                               Additional Paid in
                                                    Capital
                                      --------------------------------                               Total
                                        Number of                              Accumulated       Shareholders'
                                         Shares              Amount             (Deficit)      Equity (Deficit)
                                      ------------        ------------        ------------     ---------------
Balance at June 30, 1993 as
  previously reported                    4,413,000         $18,298,000         $(5,990,000)        $12,308,000

Adjustment for pooling of
  interests (Note 2)                       650,000           6,705,000          (1,530,000)          5,175,000
                                      ------------        ------------        ------------        ------------

Balance as restated                      5,063,000          25,003,000          (7,520,000)         17,483,000

Exercise of stock options                   65,000             641,000                   -             641,000

Issuance of stock for shareholder
  litigation settlement                     56,000           1,000,000                   -           1,000,000

Issuance of stock for Aerospace
  acquisition                               87,000           1,065,000                   -           1,065,000


Net loss                                         -                   -          (2,215,000)         (2,215,000)
                                      ------------        ------------        ------------        ------------

Balance at June 30, 1994                 5,271,000          27,709,000          (9,735,000)         17,974,000

Exercise of stock options                   18,000              43,000                   -              43,000

Issuance of stock for European
  licensee acquisition                     100,000           1,413,000                   -           1,413,000

Issuance of stock for Aerospace
  acquisition                               17,000             208,000                   -             208,000

Issuance of stock in error
  (Note 7)                                  35,000                   -                   -                   -

Net loss                                         -                   -         (11,850,000)        (11,850,000)
                                      ------------        ------------        ------------        ------------

Balance at June 30, 1995                 5,441,000          29,373,000         (21,585,000)          7,788,000

                            NEW IMAGE INDUSTRIES, INC
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR EACH OF THE THREE YEARS ENDED JUNE 30

                                               Common Stock and
                                             Additional Paid in
                                                   Capital
                                      --------------------------------                              Total
                                       Number of                               Accumulated       Shareholders'
                                         Shares              Amount             (Deficit)      Equity (Deficit)
                                      ------------        ------------        ------------     ---------------
Exercise of stock options                   39,000             242,000                   -             242,000

Payment received in 1996 for
  stock issued in 1995 (Note 7)                  -             333,000                   -             333,000

Adjustment for change in Insight
  fiscal year                                    -                   -           1,568,000           1,568,000

Conversion of debt in connection with
  pooling of interests                           -             506,000                   -             506,000

Net loss                                         -                   -         (11,171,000)        (11,171,000)
                                      ------------        ------------        ------------        ------------

Balance at June 30, 1996                 5,480,000        $ 30,454,000        $(31,188,000)       $   (734,000)
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------



        The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS ENDED JUNE 30

                                                               1996                1995                1994
                                                          ------------        ------------        ------------
Net loss                                                  $(11,171,000)       $(11,850,000)       $ (2,215,000)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Unpaid portion of restructuring                                954,000           1,597,000                   -
Depreciation and amortization                                1,456,000           1,623,000           1,037,000
Provision for losses on accounts receivable                  1,310,000             211,000             205,000
Impairment loss                                                814,000                   -                   -
Effect of change in fiscal year                              1,568,000                   -                   -

Changes in operating assets and liabilities:
  Accounts receivable                                        1,657,000            (355,000)         (1,715,000)
  Inventories                                                1,272,000           1,821,000          (3,478,000)
  Prepaid expenses and other                                   250,000            (326,000)           (238,000)
  Income taxes receivable                                            -             659,000            (659,000)
  Accounts payable                                          (1,207,000)            110,000           2,285,000
  Accrued expenses and other                                  (834,000)            952,000           2,613,000
                                                          ------------        ------------        ------------

Net cash used in operating
  activities                                                (3,931,000)         (5,558,000)         (2,165,000)
                                                          ------------        ------------        ------------

Cash flows from investing activities:
  Increase in capitalized software and
    other assets                                              (457,000)           (220,000)           (403,000)
  Purchase of property and equipment                          (903,000)           (599,000)           (754,000)
  Cash received from sales of
    investments and maturities of CDs                          500,000             796,000           1,122,000
                                                          ------------        ------------        ------------

Net cash used in investing
  activities                                                  (860,000)            (23,000)            (35,000)
                                                          ------------        ------------        ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS ENDED JUNE 30

                                                               1996                1995                1994
                                                          ------------        ------------        ------------
Cash flows from financing activities:
  Net proceeds from issuance of stock                          575,000           1,035,000           1,616,000
  Bank line of credit                                        1,407,000             278,000             600,000
  Notes payable                                              1,550,000           2,958,000             248,000
                                                          ------------        ------------        ------------

Net cash provided by financing
  activities                                                 3,532,000           4,271,000           2,464,000
                                                          ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            (1,259,000)         (1,310,000)            264,000
                                                          ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
  beginning of year                                          1,640,000           2,950,000           2,686,000
                                                          ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
  end of year                                             $    381,000        $  1,640,000        $  2,950,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Supplemental disclosures:
  Interest paid                                           $    128,000        $    132,000        $    171,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------
  Taxes paid                                              $          -        $          -        $    625,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Conversion of loans into stock                            $    506,000        $          -        $          -
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Common Stock issued in connection with
  Shareholder litigation settlement                       $          -        $          -        $  1,000,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 AND 1994



1.   Line of Business and Financial Condition

     a. Line of Business -- New Image Industries, Inc. and subsidiary (the "Company") designs, develops and manufactures intraoral cameras and computer imaging systems. The Company earns revenue principally from sales of its systems into the dental market place, including individual dental practices, dental clinics and labs, and to distributors. Domestic sales are made through the Company's direct sales force. International sales are made in Europe, South America and South Africa, and certain countries in the Asia Pacific region using distributors and licensees. In May 1996, New Image Industries, Inc. (New Image) acquired all of the outstanding shares of a competitor, Insight Imaging Systems, Inc. ("Insight") (See Note 2). New Image products consist of cart mounted systems including the AcuCam Intraoral Camera System, the AcuCam PC+ Computerized Camera System, the MultiCam Intraoral Camera System and the AcuView Dental Imaging System. Insight products consist of wall mounted systems including high resolution intraoral and extraoral video cameras, integrated with high intensity light sources, monitors and other hardware accessories and software peripherals.

     b. Financial Condition, Results of Operations and Restructuring-- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. New Image has sustained operating losses in each of the last three fiscal years (before considering the impact of the pooling of interests accounting for Insight (see Note 2) totaling approximately ($5,552,000), ($7,673,000) and ($347,000) in 1996,
     1995, and 1994, respectively. Unaudited information subsequent to June 30, 1996, indicates that operating losses are continuing in fiscal year 1997. In fisca1 1995, New Image's gross profits declined sharply primarily because of competitive forces that required reductions in selling prices. Additionally, New Image introduced new products with lower profit margins, and incurred higher manufacturing costs and certain product transition costs. Also included in the results of operations for 1995 are the estimated costs of a plan implemented in 1995 to restructure operations and to take several other actions designed to improve operating performance.
     The estimated costs of these actions approximated $4,350,000.   These
     charges related to the termination/ resignation of officers and other management personnel, a writedown of inventory related to discontinued products, payments related to the facility leases, a write-off of marketing
     rights to Europe, and other miscellaneous items.   In 1996, New Image
     experienced a decline in revenues from New Image products and continued to experience depressed profit margins. The revenue decline was primarily as a result of nonavailability of a critical system component for a certain product, reorganization of the distribution network for international sales, a delay in introduction of a widely anticipated new product that caused customers to delay purchase decisions on all New Image products and uncertainty created within the sales force during the process of merging with Insight.

          Insight, which was formed in 1992, had experienced rapid growth in revenues since inception, but increases in marketing and other expenses historically have exceeded revenue growth, resulting in operating losses of approximately ($5,619,000) for the twelve months ended June 30, 1996, and ($4,177,000) and ($1,868,000) for the years ended September 30, 1995 and 1994, respectively. In connection with the acquisition of Insight, management has identified additional restructuring costs necessary to integrate Insight's operations with those of New Image. The estimate of these restructuring costs, which is included in the accompanying consolidated statement of operations for 1996, is approximately $962,000. (See further discussion below.)

          The Company is experiencing constraints on liquidity. At June 30, 1996, the Company had minimal cash reserves, a consolidated net working capital deficiency of $2,291,000 and a deficit in shareholders' equity of $734,000. The Company is delinquent on payments to certain vendors under the terms of the related vendor invoices. The Company's borrowings on its lines of credit at June 30, 1996 totaled $2,286,000 and its credit limit as of that date was approximately $2,617,000 based upon an asset borrowing base, as defined. As of late September, 1996, the Company's outstanding borrowings under the line continued to approximate the maximum allowed under the terms of the credit agreement. At June 30, 1996, the Company was in violation of a financial covenant under the debt agreement that requires the Company to maintain positive shareholders' equity. On September 27, 1996, the Company received from the bank a letter that waived the covenant violation through January 1, 1997 and authorized an increase in the credit limit of the debt agreement from $4 million to $5 million.

          Management believes that it has an achievable plan that will return the Company to profitability. However, its ability to accomplish its plan requires the availability of adequate funds and working capital and (i) the completion of its product development and marketing initiatives including repositioning its price structure as it introduces new products, (ii) continued efforts to fully implement the efficiencies and reduced cost structure envisioned in the 1995 restructuring plan, and (iii) accomplishing similar objectives for Insight and integrating the management, manufacturing and marketing activities of the two companies in such a way that the expected efficiencies of scale are realized. In this regard, an additional restructuring plan was implemented in the fourth quarter of 1996 designed to fully integrate Insight. The plan includes severance or relocation of personnel, abandonment of leased facilities and relocation of Insight operations, and write-offs of certain assets.

          In connection with these actions, certain provisions have been recorded in the financial statements for the year ended June 30, 1996. Also, certain other items estimated at approximately $100,000 will be included as expenses in the Company's financial statements for the year ended June 30, 1997, in accordance with current releases of the Securities and Exchange Commission and the Emerging Issues Task Force of the AICPA related to restructuring charges.

          The restructuring charges recorded in the statement of operations for the year ended June 30, 1996 are as follows:

          Charges related to personnel termination
            and severance                                        $411,000
          Relocation and other costs related to
            Insight's facilities and operations                   408,000
          Inventory write-downs for product integration           100,000
          Other miscellaneous items                                43,000
                                                                 --------
                                                                 $962,000
                                                                 --------
                                                                 --------

          The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. Without an infusion of additional debt or equity capital, the Company may not be able to fund operations, implement its plans to return to profitability, or meet its obligations as they come due. Management successfully negotiated with the bank to increase the credit limit under the line of credit and obtained a waiver of the covenant violation. Additionally, the Company is negotiating with certain vendors to obtain extensions on invoice payment terms and to obtain agreements with the vendors that shipments to the Company of needed
     product materials will continue without interruption.    Management has
     also been actively seeking additional sources of equity financing that would be used to fund certain costs incurred in connection with the acquisition of Insight, reduce outstanding debt, and provide working capital to fund the planned integration of Insight. However, there can be no assurance that the Company's revised agreement with its bank and negotiations with vendors will result in terms that will be sufficient to resolve liquidity problems. Additionally, there can be no assurance that additional equity financing will be available to the Company at all or on terms that are acceptable to the Company. Furthermore, there can be no assurance that management's plans outlined above will be implemented or if implemented that they will successfully return the Company to profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   Acquisition of Insight Imaging Systems

          Effective May 17, 1996 the Company acquired all of the outstanding common stock of Insight in exchange for the issuance of 353,356 shares of New Image common stock. In addition, the Company issued 296,603 shares of New Image common stock as consideration for the outstanding balance of principal and interest on loans to Insight from its shareholders totaling $2,110,000. The Company also assumed obligations under outstanding options and warrants to sell Insight common stock and, accordingly, has reserved 158,040 shares of New Image common stock for issuance upon exercise of such options and warrants. The Company accounted for the acquisition as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of Insight for all periods presented. Combined and separate results of New Image and Insight are as follows:

                                                            New Image            Insight            Combined
                                                           -----------         -----------         -----------
Year Ended June 30, 1996
  Net sales                                                $22,278,000         $14,866,000         $37,144,000
  Net (loss)                                                (5,552,000)         (5,619,000)        (11,171,000)
Year Ended June 30, 1995 (Insight as of September 30)
  Net sales                                                 31,623,000          12,956,000          44,579,000
  Net (loss)                                                (7,673,000)         (4,177,000)        (11,850,000)
Year Ended June 30, 1994 (Insight as of September 30)
  Net sales                                                 31,569,000           9,919,000          41,488,000
  Net (loss)                                                  (347,000)         (1,868,000)         (2,215,000)


          In connection with the merger, Insight changed its fiscal year end from September 30 to June 30, which conforms to New Image's year end. Except for the year ended June 30, 1996, Insight's separate results for prior years have not been restated to conform to the fiscal year of New Image. Therefore, the results of operations contained in the consolidated financial statements for the fiscal years ended June 30, 1995 and 1994 combine those of New Image for the periods, as previously reported, with those of Insight for the years ended September 30, 1995 and 1994. Therefore, the results of Insight's operations for the three months ended September 30, 1995 are included in the consolidated statements of operations for both June 30, 1996 and 1995. Accordingly, an adjustment totaling $1,568,000 has been recorded as a reduction to retained deficit in 1996, reflecting the impact on net loss of this overlapping period. The Company's consolidated balance sheet at June 30, 1995 combines the balance sheet of New Image as of June 30, 1995 and the balance sheet of Insight as of September 30, 1995.

          Costs related to the acquisition of $478,000 were charged to expense in the Company's fourth quarter of 1996.

          As discussed above, in connection with this acquisition the Company developed a restructuring plan that required additional financing. Accordingly, in May 1996 the Company renegotiated its line of credit to increase the credit limit from $2.5 million to $4 million and borrowed $500,000 under a secured subordinated promissory note. Additionally, $650,000 was loaned to Insight by an Insight shareholder under an unsecured subordinated note payable. (See Note 4).

3.   Summary of Significant Accounting Policies

     a. Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary Insight. All significant intercompany accounts and transactions have been eliminated in consolidation.

     b. Cash and Cash Equivalents -- Cash and cash equivalents include short term, highly liquid investments; principally tax-exempt money market funds and municipal securities with original maturities of three months or less.

     c. Short-term Investments and Bank Certificates of Deposit -- As of June 30, 1995, short-term investments and bank certificates of deposit include short-term, highly liquid investments; principally tax-exempt money market funds and municipal securities with original maturities of greater than three months.

     d. Inventories -- Inventories, which consist primarily of purchased components, raw materials and finished systems, are priced at the lower of cost (first-in; first-out) or market. Such amounts include the cost of material and, when applicable, labor and overhead. Appropriate consideration is given to deterioration, obsolescence and other factors in determining net realizable value. The components of inventory as of June 30, 1996 and 1995 were as follows:

                                                     1996        1995
                                                 -----------  -----------
          Raw materials
          and Purchased Components               $ 4,005,000  $ 4,878,000

          Finished systems                         1,538,000    1,937,000
                                                 -----------  -----------

                                                 $ 5,543,000  $ 6,815,000
                                                 -----------  -----------
                                                 -----------  -----------


     e. Property and Equipment -- The Company primarily uses the straight-line method of depreciation. Estimated useful lives are as follows:

             Computer hardware and software   2 to 3 years
             Furniture and fixtures           5 years
             Vehicles under capital leases    5 years
             Leasehold improvements           lesser of lease term or asset life

          The Company follows the policy of capitalizing expenditures which materially increase asset lives, and charging ordinary maintenance and repairs to operations as incurred. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in operations.

     f. Capitalized Software Development Costs -- The Company capitalizes, and includes in other assets, costs incurred for the development of certain computer software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires the review of external factors, including, but not limited to, technological feasibility and obsolescence, anticipated future gross revenues, estimated economic life, changes in software and hardware technology, and patent and trademark law and litigation. The net book value of capitalized software at June 30, 1996 and 1995 was $282,000 and $400,000, respectively.

          Amortization of capitalized software development costs is provided for on a product-by-product basis at the greater of the amount computed using a ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of 24 months is assigned to capitalized computer software development costs. Amortization amounted to $276,000, $249,000 and $48,000 for the periods ended June 30, 1996, 1995 and 1994, respectively and is included in cost of revenues in the accompanying statement of operations.

     g. Intangible Assets -- Intangible assets consist of the amount paid for the patent, copyright and other rights to certain products, non-compete agreements and goodwill. Amortization is provided on a straight-line basis over a period of five to ten years. During fiscal 1996, management evaluated events and changes in circumstances that indicated that the carrying amount of certain intangibles may not be recoverable. As a result, the Company recorded an impairment loss of approximately $656,000 related to certain product and patent rights that were acquired from Insight and $158,000 related to goodwill from a prior acquisition. Intangible assets consist of the following as of June 30,:

                                                    1996         1995
                                                ------------  -----------

          Goodwill                              $    938,000  $   938,000
          Non-compete and Employment Agreement       690,000      690,000
          Product and Patent Rights                1,336,000    1,992,000
                                                ------------  -----------
                                                   2,964,000    3,620,000
          Accumulated Amortization                (2,172,000)  (1,582,000)
                                                ------------  -----------
          Total                                 $    792,000  $ 2,038,000
                                                ------------  -----------
                                                ------------  -----------


     h. Income Taxes -- The Company accounts for income taxes based on FASB Statement No. 109 "Accounting for Income Taxes, SFAS No. 109" under which deferred tax assets and liabilities are provided on temporary differences between financial reporting and tax reporting using the enacted tax rates.

     i. Warranty Expenses -- The Company generally warrants its systems for one year. A provision for estimated future costs relating to warranty, training and installation is recorded when systems are shipped.

     j. Customers and Credit Risk -- No customer accounted for ten percent or more of revenues in any of the periods presented. The majority of the Company's current customers consist of dental professionals. Certain of the dental professionals lease the Company's products through third party leasing companies. Under the terms of the sales, the leasing companies have no recourse to the Company. The Company extends credit to its customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     k. Revenue Recognition -- The Company recognizes revenue primarily from sales of systems and supplies at the time of shipment, net of estimated sales returns and allowances. Revenues from warranty, maintenance and service contracts, which have not been significant, are recognized ratably over the life of the contract.

     l. Loss Per Common Share -- Loss per common share for fiscal 1996, 1995 and 1994 is based on the weighted average number of common shares outstanding. The effect of common share equivalents is not included in the loss per common share calculation as it would be anti-dilutive.

     m. Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates (See Note 7).

     n. Accounting Pronouncement -- In October 1995, the FASB issue SFAS No. 123 "Accounting for Stock Based Compensation." It encourages but does not require, companies to recognize compensation expense for grants of stock and stock options to employees based on new fair value accounting rules.

     Companies that choose not to adapt the new rules will continue to apply the existing accounting rules. However, fair value accounting is required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services. SFAS No. 123 will be effective for the Company's fiscal year 1997 consolidated financial statements. Currently, the Company does not expect to adopt the new fair value accounting rules for stock-based compensation pertaining to employees as allowed under SFAS No. 123.

          However, SFAS No. 123 will require the Company, in its fiscal 1997 financial statements, to disclose pro forma net income/loss and earnings per share information under the fair value accounting method for stock option grants that occurred subsequent to June 30, 1996. In addition, the Company will be required to expand its disclosure about plan terms, exercise prices and the assumptions used in measuring the fair value of stock-based grants. Although the Company has not performed the pro forma calculation required by SFAS No. 123 for fiscal 1996 or 1995, it expects that the pro forma results of operations may be lower than the historical results reported herein.

4.   Notes Payable and Lines of Credit

     As of June 30, 1996 and 1995, notes payable consisted of the following:

                                                                       1996                1995
                                                                   -------------       -------------
    Unsecured, subordinated notes payable to shareholder.
     Interest at 10%.  Interest only payments due quarterly
     commencing on June 30, 1996, with a 44% principal
     paydown on May 17,1998.  The remaining principal is
     due on May 17, 1999.  Quarterly interest payments are
     waived in the event the Company is in default on the
     bank line of credit (See Note 1).                             $     650,000       $       -


    Subordinated note payable to Mercury Partners, LLC.
     Interest at 10% per annum.  Interest only payments
     due quarterly commencing on August 1, 1996.  Secured
     by accounts receivable, inventory, equipment and
     general intangibles.  Principal due May 30, 1998.
     Quarterly interest payments are waived in the event
     the Company is in default on the bank line of credit
     (See Note 1).                                                       500,000                   -

    Other - including $75,000 and $225,000 payable to
     shareholders at June 30, 1996 and 1995, respectively.
     The Shareholder note is payable by monthly installments
     of $15,000 bearing no interest.                                     135,000             241,000
                                                                   -------------       -------------
                                                                       1,285,000             241,000
             Less current portion                                       (135,000)           (196,000)
                                                                   -------------       -------------

                                                                   $   1,150,000       $      45,000
                                                                   -------------       -------------
                                                                   -------------       -------------


          Line of Credit -- During Fiscal 1996, the Company entered into a bank line of credit agreement with Coast Business Credit. The agreement provides for maximum borrowing of $4,000,000 limited to a percentage of eligible accounts receivable and inventory as defined in the agreement. As of June 30,1996, the Company had $2,286,000 outstanding under its line of credit agreement. The line expires on May 1,

     1997, and carries an interest rate of the greater of 10% or prime plus 2.25% (10.5% at June 30, 1996). The line is collateralized by accounts receivable, inventory, equipment and general intangibles, and requires the Company to maintain positive shareholders' equity. On June 30, 1996, the Company was in violation of this financial covenant. On September 27, 1996, the Company received from the bank a letter that waived the covenant violation through January 1, 1997 and authorized an increase in the credit limit from $4 million to $5 million.

          At June 30, 1995, Insight had available a $1,000,000 revolving line of credit with a bank collateralized by all its assets. The accompanying balance sheet reflects outstanding borrowings under the line of credit of approximately $879,000. Borrowings under the line of credit bore interest at 11% per annum. As a result of the acquisition of Insight by New Image, outstanding borrowings were retired in May 1996 and the agreement was terminated.

5.   Accrued Liabilities

          Other accrued liabilities as of June 30, 1996 and 1995 is comprised of the following:

                                            1996                1995
                                            -----------         -----------

          State sales tax                   $   952,000         $   445,000
          Litigation settlements and
             legal expenses                     911,000             836,000
          Acquisition costs                     354,000              -
          Warranty                              319,000             347,000
          Other                                 348,000             662,000
                                            -----------         -----------

                                            $ 2,884,000         $ 2,290,000
                                            -----------         -----------
                                            -----------         -----------

          At June 30, 1996, the Company had not remitted all state sales tax due. The Company has accrued for the full amount of estimated taxes due including an estimate of the maximum penalties and interest due on late payment of these taxes. Penalties and interest have been estimated based on published and effective rates at the date of default. As the Company negotiates settlements of tax, penalties and interest due, with the respective taxing authorities, the estimate is subject to change in the near term. The actual amount of taxes plus interest and penalties may therefore change materially from the amount accrued.

6.   Income Taxes

          Since the Company incurred pretax losses for the fiscal year periods presented herein, there are no income taxes provided in the accompanying statements of operations. Though management believes that future net operating income and taxable income of the Company may be sufficient to realize the benefits of the Company's net operating loss carryforwards and to utilize the associated deferred tax asset, a valuation allowance has been recorded to offset completely the carrying value of such deferred tax asset due to the Company's lack of prior earnings and the size of the accumulated deficit.

       Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

                                             1996                1995
                                         ------------        ------------

        Software                         $   (115,000)       $   (189,000)
        Accounts Receivable                   695,000             135,000
        Inventory                             475,000             380,000
        Other reserves and accruals           985,000             373,000
        Restructuring reserve                 385,000             950,000
        Net operating loss carryforward     5,400,000           4,856,000
        Litigation                            260,000             337,000
        Other                                 690,000             141,000
                                         ------------        ------------
                                            8,775,000           6,983,000
            Valuation allowance            (8,775,000)         (6,983,000)
                                         ------------        ------------

        Total deferred taxes             $      --           $      --
                                         ------------        ------------
                                         ------------        ------------

     As of June 30, 1996, the Company has net operating loss carryforwards ("NOL's") related to New Image and Insight of approximately $12,000,000 and approximately $8,000,000, respectively. Utilization of these NOL's may be limited by future changes in ownership. As a result of the acquisition of Insight, annual limitations of $120,000 applies to $8,000,000 of NOL's. Accordingly, the deferred assets shown above reflect only the NOL's that are potentially utilizable by the Company.

7. Commitments and Contingencies

  a. Leases -- The Company leases its facilities under various operating leases which expire at various dates through February 2001. The leases require the Company to pay taxes, maintenance and insurance and provide for periodic rent increases based on a published price index. Total lease expenses under these operating leases were $373,000, $440,000, and $309,000 for the periods ended June 30, 1996, 1995 and 1994, respectively. The aggregate liability for future rentals under these lease agreements as of June 30, 1996 is summarized as follows:

     Year Ended
       June 30,                            Amount
     ----------                           --------

     1997                              $   286,000
     1998                                  270,000
     1999                                  278,000
     2000                                  284,000
     2001                                  192,000
                                       -----------

                                       $ 1,310,000
                                       -----------
                                       -----------

  b. Contracts -- The Company has entered into a five year, $31 million purchase contract with a vendor for the acquisition of certain components of a planned digital x-ray product. The Company plans to distribute and sell the product beginning in late fiscal 1997 and management believes the Company will meet its commitment. Under the terms of the contract, the Company can terminate their purchase commitment in exchange for a cash payment of $550,000, representing non-recurring costs of the vendor and an additional payment of $1,650,000 in the event the Company cancels the initial purchase order of 1,500 units. Included in capitalized software and other assets is approximately $144,000 of digital x-ray software development costs and $350,000 in advances paid to the supplier. These advances will be applied against future purchases from the vendor.

  c. Asset Carrying Values -- Although management believes that the merger with Insight will be received favorably by the dental industry, there are risks associated with product consolidation and acceptance of new products in the marketplace. Management has made a careful assessment of its expected future product lines and has estimated the impact of consolidation on the gross carrying value of inventories. While management believes that it has adequate reserves to cover identified product changes, it is reasonably possible that additional changes to the product mix could be identified in the near term and such changes could have a material impact on the carrying value of inventories.

       It is the Company's policy to amortize capitalized software costs by the greater of the amount computed using a ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. The Company has also capitalized certain other intangible assets consisting of the amount paid for patents, copyrights and other rights to certain products, non-compete agreements and goodwill. Amortization for these items is provided on a straight-line basis over a period of five to ten years. Generally accepted accounting principles require that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is reasonably possible that estimates of anticipated future gross revenues and related cash flows, the remaining estimated economic life of the products or intangible assets, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs and the intangible assets may be reduced materially in the near term.

  d. Litigation -- The Company has been party to certain claims and legal proceedings. While the Company believes it has meritorious defenses against each of the suits, it is reasonably possible that the ultimate resolution of these matters, most of which are expected to occur within one year, could result in losses in excess of the amounts accrued. The most significant matters are summarized as follows:

       HIGH TECH MEDICAL INSTRUMENTATION V. NEW IMAGE, ET AL.

           On November 20, 1993, High Tech Medical Instrumentation ("HTMI") filed a patent infringement lawsuit against the Company, captioned "High Tech Medical Instrumentation v. New Image Industries, Civil Action No. C-94152 SBA. On May 24, 1995, the Court issued an order ruling that the Company's product did not and does not infringe. Plaintiffs filed a motion seeking reconsideration of the Court's ruling, and such motion was denied on October 3, 1995. The Company's legal counsel has advised management that HTMI will appeal the Court's ruling of non-infringement and that such appeal is unlikely to be successful.

       STEVEN P. HILL V. NEW IMAGE INDUSTRIES, INC., ET AL.

          On September 29, 1994, Steven P. Hill, a shareholder of the Company, filed a class action lawsuit against the Company and certain of its former officers alleging violations of Sections 10 (b) and 20 of the Securities and Exchange Act of 1934. The action purports to be on behalf of all persons who purchased New Image Common Stock between April 22, 1994 and September 27, 1994 and alleges that the Company made certain materially false and misleading statements. Although the Company does not believe there is a basis for the claims and has defended itself vigorously, negotiations to settle the suit have been entered into and management believes, based on preliminary settlement discussions, that the results of the negotiation will not have a material adverse impact on the Company's financial condition.

        BOSTON MARKETING, CO. LTD. V.  NEW IMAGE INDUSTRIES, INC.

           In July 1995, New Image was served with an action by Boston Marketing, Co. Ltd. in which Boston Marketing, Co. Ltd. claims New Image breached certain purchase orders for cameras which are incorporated in the Company's products. The plaintiffs in the action seek damages in excess of $1 million. The Company has denied all of the allegations contained in the Complaint and intends to vigorously defend the action. The Company's legal counsel has informed management that it is unlikely that the Company will suffer a net loss in this action.

        FITZPATRICK AND BLAIR V. NEW IMAGE  INDUSTRIES, INC.

           In March 1994, Michael Fitzpatrick, a former employee of New Image, filed an action against New Image alleging that New Image breached a contract allegedly existing between New Image and the plaintiff and was involved in certain fraudulent conduct in connection with that contract. Plaintiff sought damages in an amount in excess of $4 million. During fiscal year 1996, the Company entered into a settlement agreement in which it paid $7,500 to Fitzpatrick.

        GRISWA V. NEW IMAGE INDUSTRIES INC.

            In September 1995, a former officer (Griswa), filed an action against the Company, alleging among other things, wrongful termination and breach of contract. In his initial claim, Mr. Griswa sought damages of $3 million. On August 30, 1996 the parties entered into a settlement agreement in which the Company agreed to pay approximately $205,000 in exchange for a release from all claims. Such amount is included in accrued liabilities in the accompanying balance sheet at June 30, 1996.

        NETWORK ONE V. NEW IMAGE INDUSTRIES, INC.

            On October 19, 1995, the Company was sued by Network One Strategic Management Systems, Inc. Network One was a supplier of Socrates, a patient education CD system. The claim alleged a breach of purchase orders on the part of the Company sought damages of $1.2 million. In June of 1996, this matter was settled and the action dismissed in exchange for mutual dismissal plus a $100,000 payment by the Company and delivery to the Company of approximately $300,000 worth of Socrates and doctor training CD's.

        NEW IMAGE INDUSTRIES, INC. V. NEW IMAGE INDUSTRIES PTY. LTD. AND INTERNATIONAL IMAGING COMPANY, LTD.; NEW IMAGE INDUSTRIES PTY. LTD. AND INTERNATIONAL IMAGING COMPANY, LTD. V. NEW IMAGE INDUSTRIES, INC.

            On April 11, 1996, the Company filed suit to collect a debt in the sum of $370,215 for goods sold to the foreign distributors New Image Industries Pty. Ltd. and International Imaging Company, Ltd. (these distributors are neither affiliates nor subsidiaries of the Company). The defendants have filed answers and counterclaims seeking damages which allegedly far exceed the relief sought in the complaint. On September 25, 1996, the Company reached an oral agreement to settle the suit. If the suit ultimately settles according to the terms of the oral agreement, no additional reserves will be required as such amount is included in accrued liabilities in the accompanying balance sheet at June 30, 1996.

        NEW IMAGE INDUSTRIES, INC. VS. PERRY MICHAEL WILLIAMS

            This is an action filed by the Company against a former employee for conversion of 35,000 shares of common stock which were mistakenly issued to Mr. Williams by the Company's transfer agent. Williams filed a cross-complaint against the transfer agent for indemnification and against the Company for defamation. In February 1994, the Company obtained a writ of attachment against Mr. Williams in the amount of $706,120 representing the value of the shares on the date of conversion and estimated attorney's fees. The Company has attached Mr. Williams' home and his stock in two other companies. The 35,000 shares were recorded in 1995 as issued and outstanding at no value. In November 1994, the Company and Mr. Williams entered into a settlement agreement that required Mr. Williams to pay the Company $875,000. This settlement includes the value of the stock plus legal costs and interest. During 1996, the Company received approximately $565,000 of the award of which $333,000 was recorded as an increase to shareholders' equity and the balance was recorded as reimbursement of related legal expenses. The Company is in process of pursuing collection of the remainder of the settlement and will record such amounts when received.

            In addition to the foregoing, the Company is from time to time involved in other litigation arising in the ordinary course of its business. Management does not believe the outcome from these matters will have a material adverse impact on its financial position or results of operations.

8. Capital Transactions

   a. Stock Option Plans -- Under the Company's Stock Incentive Plans, non-qualified stock options, incentive stock options and stock purchase rights are available for grant to employees, officers, directors and outside consultants of the Company and its subsidiary. Options are granted at prices determined by the Board of Directors (not less than 85% or 100% of market price for non-qualified options and incentive stock options, respectively). Options generally become exercisable in 25% increments maturing on each of the first through fourth anniversaries of the grant date of the option. All options granted were at market value on the date of grant. Certain options granted to directors, employees and outside consultants become exercisable immediately. All options must be exercised within ten years of the date of grant. Effective December 12, 1994, 1,000,600 options granted to certain employees with exercise prices ranging from $7.25 to $15.00 were canceled and replaced by a grant of options to purchase 1,000,600 shares at $3.63 per share, the market price on December 12, 1994.

   Information with respect to the Company's stock option plans is as follows:


                                                     DIRECTOR STOCK
                   STOCK INCENTIVE PLANS            INCENTIVE PLANS
                   ---------------------          -------------------
                   Shares Under  Option           Shares Under Option
                      Option     Prices              Option    Prices
     Balance
     June 30, 1993     343,000     $0.75 - $14.88    125,000     $12.00

     Granted           459,000     $9.00 - $11.88    115,000     $11.88-$15.00
     Exercised         (20,000)    $0.75 - $ 7.25    (45,000)    $12.00
     Canceled         (176,000)    $7.25 - $14.88         --     --

-------------------------------------------------------------------------------------
     Balance
     June 30, 1994     606,000     $0.75 - $12.75    195,000     $11.88-$15.00

     Granted         1,114,000     $3.63 - $04.00    195,000     $03.63
     Exercised         (18,000)    $0.75 - $07.25         --     --
     Canceled         (825,000)    $0.75 - $14.88   (235,000)    $11.88-$15.00

-------------------------------------------------------------------------------------
     Balance
     June 30, 1995     877,000     $0.75 - $4.00     155,000      $3.63

     Granted           476,000     $1.75 - $3.63          --       --
     Exercised         (26,000)    $2.25 - $4.50          --       --
     Canceled         (193,000)    $0.75 - $4.00          --       --

-------------------------------------------------------------------------------------
     Balance
     June 30, 1996   1,134,000     $0.75-$4.00       155,000      $3.63
-------------------------------------------------------------------------------------

     Exercisable
     June 30, 1996     354,000     $0.75-$4.00       155,000      $3.63
-------------------------------------------------------------------------------------

     Available For
     Grant At
     June 30, 1996     271,000     --                100,000       --
-------------------------------------------------------------------------------------

  b. Warrants -- In connection with the merger with Insight, the Company assumed Insight obligations under outstanding options to purchase warrants. The options were issued at $.001 per warrant in connection with borrowings under notes payable which converted to equity as a result of the merger
  (see Note 2.). The warrants entitle the holders to purchase shares of common stock at $9.02 per share and expire in 1999 and 2000. Approximately 55,000 options to purchase warrants were outstanding at June 30, 1996 relating to this transaction.
       In March 1995, Colman Furlong & Co. ("Colman Furlong") was retained by the Company to effect a management restructuring. In exchange for services rendered, the Company has issued warrants to purchase a total of 350,000 shares of common stock at prices ranging from $2.12 to $ 3.875 per share (fair market value on the dates of grant). The warrants were allocated 137,500 shares to Robert S. Colman, Chairman of the Company's Board of Directors, 112,500 shares, to Kenneth B. Sawyer, a member of the Company's Board of Directors, and 100,000 shares to Joseph F. Furlong. Additionally, the Company incurred fees from Colman Furlong totaling $184,000 and $36,000 in 1996 and 1995, respectively, for consulting services. In addition, the Company incurred $150,000 of acquisition expenses relating to services provided by Colman Furlong in conjunction with the Insight acquisition during fiscal year 1996. Included in accrued liabilities in the accompanying balance sheet at June 30, 1996 is $197,000 related to services provided by Colman Furlong. Effective June 30, 1996, the management agreement expired.

  c. European Marketing Rights -- Effective July 28, 1994, the Company reacquired the exclusive licensing rights to Europe from Fimarco, N. V. a Belgium Corporation, in exchange for 100,000 shares of the Company's Common Stock. The fair value of the shares issued (approximately $1,400,000) was recorded as an intangible asset by the Company. In connection with its restructuring in the fourth quarter of the year ended June 30, 1995, new management determined that the realization of the amount capitalized in the foreseeable future was doubtful. Accordingly, the Company included the write-off of this license in the unusual charges recorded in 1995.

  d. Preferred Stock -- The Company is authorized to issue 1,000,000 shares of Preferred Stock, having a par value of $0.001 per share. These shares may be issued from time to time in one or more classes or series and may be designated with full, limited or no voting powers. The Board of Directors establishes and designates the series and fixes the number of shares and relative rights, preferences, and limitations of Preferred Stock. There was no Preferred Stock outstanding at June 30, 1996 and 1995.

9. Employee Benefit Plan

       The Company has a defined contribution retirement plan covering all employees who have completed one year service with the Company. The plan allows eligible employees to contribute a portion of their gross pay and allows the Company to contribute certain discretionary amounts. During fiscal 1996, 1995 and 1994 the Company did not make contributions to the plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The following table sets forth certain information with respect to the nominee, continuing directors and executive officers of the Company as of June 30, 1996.

           NAME                        AGE        POSITION
           ----                        ---        --------

          Dewey F. Edmunds             53         Chief Executive Officer,
                                                  Director

          Harold J. Meyers             62         Director

          Robert S. Colman             55         Director

          Ralph M. Richart             63         Director

          Kenneth B. Sawyer            31         Director and Secretary

          Richard P. Greenthal         42         Director

          Mark W. Stevens              40         Sr. VP Business Development, Director

          Hal Orr                      48         Chief Financial Officer, Treasurer

          David Cooper                 61         VP & Chief Technical Officer

               In accordance with the Certificate of Incorporation and Bylaws of the Company, the Board of Directors of the Company is divided into three classes. At each annual meeting of the stockholders of the Company, directors constituting one class are elected for three-year terms. The Board of Directors is currently set at seven members, consisting of two Class I Directors, with a term expiring in 1997, two Class II Directors, with a term expiring in 1998, and three Class III Directors with a term expiring in 1996.

               All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

               MR. EDMUNDS joined the company in May of 1995 as the President and Chief Executive Officer. He was appointed to the board at the same time as a Class II Director. On January 10, 1996, he was elected to the Board as a Class II Director with a term expiring in 1998. In 1987, Mr. Edmunds was one of three founding employees of Secomerica, Inc., a U.S. holding company for a $2 billion Japanese conglomerate. During his employ from 1987 to 1995, Mr. Edmunds acted as Vice President, Corporate Development and Chief Financial Officer of Secomerica, Inc. As well as President and Chief Operating Officer of LifeFleet, Inc., a subsidiary.

               MR. MEYERS was first elected to the Board of Directors of the Company following completion of the Company's initial public offering in August 1989. Mr. Meyers was then elected to the Board as a Class I Director at the Company's 1990 Annual Meeting and was reelected for a three-year term expiring in 1994 at the Company's 1991 Annual Meeting. Mr. Meyers has been the Chairman of the Board and President of H.J. Meyers & Co., Inc. and a principal shareholder of the parent corporation of H.J. Meyers & Co., Inc. since 1982. Mr. Meyers served as President and Chief Executive Officer of McDonald, Kreiger & Bowyer, an investment banking firm and the predecessor of H.J. Meyers & Co., Inc. from 1978 to 1982. From 1974 to 1978, Mr. Meyers served as west coast Senior Partner of Loeb Rhoades. Mr. Meyers is also a member of the Board of Directors of Styles on Video, Inc.

               MR. COLMAN was appointed to the Board of Directors in February 1994 as a Class I member to fill a vacancy. His term expires in 1997. He is a partner of Colman Furlong & Co., a merchant banking firm, which he co-founded in 1991 and Colman Partners, LLC. Mr. Colman serves on the Board of Directors of HealthCare COMPARE Corp., a health care cost management firm, Cleveland Cliffs, Inc., a producer and processor of iron ore and Van Wagoner Funds, Inc., an investment management company.

               DR. RICHART has served as a Director of the Company since July 1995. He is currently a Professor of Pathology at Columbia University College of Physicians and Surgeons, where he has taught since 1969. Dr. Richart has also been an attending Pathologist at The Presbyterian Hospital since 1969. Dr. Richart is the founder and owner of Kyto Diagnostics, L.P., a clinical pathology lab in New York. Dr. Richart received an MD from the University of Rochester, School of Medicine and Dentistry and a BA from Johns Hopkins University. Dr. Richart also serves on the board of Neopath, Inc., a medical diagnostic instrument company, and BEI Medical Systems, Inc.

               MR. GREENTHAL has served as a Director of the Company since July 1995. Mr. Greenthal is the co-owner and Vice President of Sentex Systems, Inc., a manufacturer of access control systems. Mr. Greenthal co-founded the company in 1983. From 1977 to 1983, Mr. Greenthal was Senior Engagement Manager for McKinsey & Co., Inc., a management consulting firm. Mr. Greenthal received an MBA from Harvard Business School and a BA in Economics from Cornell University.

               MR. SAWYER was appointed to the Board of Directors in July 1994 as a Class II member. He was reelected at the last stockholders meeting in January 1996 and his term expires in 1998. He is a general partner of Volpe, Welty & Company, an investment banking firm. Mr. Sawyer worked previously for Colman Furlong, a merchant banking firm.

               MARK STEVENS joined the Company as Sr. Vice President, Business Development and member of the Board of Directors in May 1996. He was President and Chief Operating Officer of Insight Imaging since 1992. Earlier, Mr. Stevens was co-founder and president of Vesteq Financial corp., a national financial services firm. In his seven years at Vesteq, it grew to 800 employees with offices in eight major cities across the country.

               HAL ORR joined the Company in October 1995 as its Chief Financial Officer. Prior thereto, and since 1994, he was Chief Financial Officer and Vice President, Operations of LH Research, Inc., a designer, manufacturer and distributor of AC/DC power supplies. Prior thereto, and since 1992, Mr. Orr was Chief Financial Officer of Receptors, Inc., a manufacturer of video ID and card access security systems. Prior thereto, and since 1988, Mr. Orr was Chief Financial Officer and Executive Vice President of Vanguard Electronics Co., Inc., an international electronic components manufacturing and distribution company. He received his BS from UC Berkeley and his JD from Pepperdine University.

               DAVID COOPER joined the Company in May of 1995 as Vice President, Advanced Development. Mr. Cooper has an extensive background in broadcast and medical camera design and marketing. As Executive Vice President and President of Fuji Optical Systems, Inc., Mr. Cooper was responsible for the development of the highest resolution video endoscope and was the inventor of the intraoral video camera. Mr. Cooper received an HNC in electrical engineering from Harlow College, England, and an MS in Engineering Science from Pennsylvania State University.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

               Based solely on its review of the copies of such forms received by it, the Company has determined that additional reports are required by certain officers and directors and has begun a program to assist all officers and directors to bring their filings current and keep them current.

                During the fiscal year ended June 30, 1996, the Board of Directors met 10 times. Each director attended in excess of 75% of all meetings of the Board of Directors held during the year.

ITEM 11.  EXECUTIVE COMPENSATION.

                Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1996 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1996 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Incorporated by reference from Registrant's Proxy Statement issued in connection with its 1996 annual meeting of stockholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)       Exhibits

   2.1 Agreement and Plan of Reorganization (1)
       (including all material exhibits thereto)

   3.1 Articles of Incorporation of Registrant (2)

   3.2 Bylaws of Registrant, as currently in effect (2)

   4.1 Form of Certificate for the Registrant's Common Stock, $.001 Par Value
       (1)

   10.1 Form of Indemnification Agreement between Registrant and its
        Directors (2)

   10.2 1989 Stock Incentive Plan of Registrant, as amended (3)

   10.3 1992 Stock Incentive Plan of the Company (3)

   10.4 1992 Director Incentive Plan of the Company (3)

   10.5 1993 Stock Incentive Plan (4)

   10.6 1993 Director Incentive Plan (4)

   10.7 1995 Stock Incentive Plan (5)

   10.8 Undertaking Concerning Certain Registration Rights (1)

   10.9 Employment Agreement between the Company and Dewey F. Edmunds dated May 30, 1995 (6)

   10.10 Senior Subordinated Secured Promissory Note and Common Stock Purchase Warrant between Mercury Partners and New Image Industries, Inc. (1)

   10.11 Form of Series A Subordinated Promissory (1)

   10.12 Amended and Restated Loan and Security Agreement between Coast Business Credit and New Image Industries, Inc. (1)

   10.13 Distribution Agreement dated March 18, 1994 between the Company and International Imaging Company (6)

   10.14 Basic Lease Information for Real Property Lease Agreement between Insight Imaging Systems, Inc. And Three Sisters Ranch Enterprises

   10.15 Employment Agreement between the Company and Mark W. Stevens, dated May 17, 1996

   10.16 Warrant for 100,000 shares of Common Stock issued by the Company to Robert S. Colman as of December 31, 1995

   10.17 Warrant for 75,000 shares of Common Stock issued by the Company to Kenneth B. Sawyer as of December 31, 1995

   10.18 Warrant for 37,500 shares of Common Stock issued by the Company to Robert S. Colman, dated March 31, 1996

   10.19 Warrant for 37,500 shares of Common Stock issued by the Company to Kenneth B. Sawyer, dated March 31, 1996

   10.20 Form of Common Stock Warrant of Insight Imaging Systems, Inc. Assumed by the Company

   10.21 Form of First Amendment to Common Stock Warrant of Insight Imaging Systems, Inc. Assumed by the Company

   10.22 International Distribution Agreement between the Company and Takara Belmont Company, Ltd., dated January 1, 1996

   10.23 International Marketing and Consulting Services Agreement between the Company and VTM Medical Marketing, dated January 1, 1996

   10.24 General Private Label Leasing Agreement; Lease Funding Agreement, and Revolving Promissory Note between the Company and Affiliated Capital Leasing, Inc., dated February 21, 1996

   10.25 Contract between New Image Industries and Loral Fairchild Corp. for Intra-Oral Dental X-Ray System, dated March 3, 1995

   10.26 First Amendment to Contract Between New Image Industries and Loral Fairchild Corp. for Intra-Oral Dental X-Ray System, dated March 28, 1996

   24.1  Consent of Arthur Andersen LLP

         ___________________________________________

   (1) Incorporate herein by reference from Registrant's Current Report on Form 8-K filed on June 18, 1996

   (2) Incorporated herein by reference from Registrant's Statement on Form S-18, File No. 33-3050-LA

   (3) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

   (4) Incorporated herein by reference from Registrant's Proxy Statement relating to its Annual Meeting of Stockholders held December 23, 1993

   (5) Incorporated herein by reference from Registrant's Proxy Statement relating to its Annual Meeting of Stockholders held January 10, 1996

   (6) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995

(b) Reports on Form 8-K. Registrant filed a report on Form 8-K June 18, 1996, which reported the acquisition of Insight Imaging Systems, Inc., a California corporation, through merger of that corporation into a wholly owned subsidiary of the Registrant. That filing included pertinent exhibits relating to the acquisition. Pursuant to Form 8-K, financial statements were included in a report on Form 8-K/A filed on July 30, 1996. That report was further amended by Amendment One to the report on Form 8-K/A, which amendment was filed on September 17, 1996.

(c) None

(d) None

                                      SIGNATURES
                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW IMAGE INDUSTRIES, INC.
                                          (Registrant)

                                     By:    /s/ DEWEY F. EDMUNDS
                                           ----------------------------
                                           Dewey F. Edmunds
                                           Chief Executive Officer

                                     Date: September 30, 1996


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                       Title                       Date
     ---------                       -----                       ----
/s/ DEWEY F. EDMUNDS
----------------------------         Chief Executive Officer     September 30, 1996
Dewey F. Edmunds                     and President
                                     (Principal Executive
                                     Officer and Director)
/s/ HAL ORR
----------------------------         Chief Financial Officer     September 30, 1996
Hal Orr                              (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)

/s/ ROBERT S. COLMAN
----------------------------         Director                    October 3, 1996
Robert S. Colman

/s/ MARK W. STEVENS
----------------------------         Director                    September 30, 1996
Mark W. Stevens

/s/ HAROLD J. MEYERS
----------------------------         Director                    September 30, 1996
Harold J. Meyers

/s/ RALPH M. RICHART
----------------------------         Director                    September 30, 1996
Ralph M. Richart

/s/ RICHARD P. GREENTHAL
----------------------------         Director                    September 30, 1996
Richard P. Greenthal



/s/ KENNETH B. SAWYER
----------------------------          Director
Kenneth B. Sawyer                                                October 1, 1996

                              NEW IMAGE INDUSTRIES, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                  Balance At       Amounts       Net Amounts   Balance at
                                                  Beginning      Charged to     (Written Off)    End of
                                                   of Period       Expenses        Received     of Period
                                                  ----------     ----------     -------------  ----------

June 30, 1994
-------------
Allowance for Doubtful Accounts:                  150,000        205,000         (54,000)      301,000


June 30, 1995
-------------
Allowance for Doubtful Accounts:                  301,000        211,000        (180,000)      332,000


June 30, 1996
-------------
Allowance for Doubtful Accounts                   332,000      1,310,000          44,000     1,686,000
