Form 10-K/A
period 1996-06-30
NEW IMAGE INDUSTRIES INC
filed 1996-10-29
CIK 853706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-K/AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART 3 OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                          Page 1
--------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to the Agreement and Plan of Reorganization ("Agreement") relating to the acquisition of Insight Imaging Systems, Inc., Mr. Stevens was appointed to the board of directors in May 1996, and each time the position occupied by Mr. Stevens comes up for reelection, management has agreed to nominate Mr. Stevens or other person designated by a majority of the former Insight stockholders for reelection or election to the board.


ITEM 11.    EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table shows, as to the Chief Executive Officer and as to each of the other executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.



                                                     SUMMARY COMPENSATION TABLE
                                                                                                                    LONG TERM
                                                         ANNUAL COMPENSATION                                      COMPENSATION

                                                                                        OTHER             RESTRICTED  STOCK
    NAME AND                                                                            ANNUAL            STOCK       OPTION
PRINCIPAL POSITION                            YEAR          SALARY($)       BONUS($)    COMPENSATION($)   AWARDS ($)  AWARDS (1)
------------------                            ----          ---------       --------    ---------------   ----------  ----------
Dewey F. Edmunds                              1996          $180,000             --       $66,262(2)         --           --
Chief Executive Officer &                     1995            16,500             --              --          --         200,000
President                                     1994                --             --              --          --              --

Mark Stevens (3)                              1996          $127,500        $14,375              --          --          40,000(4)
Sr. VP Business Dev. & Int'l.                 1995           114,000         14,000              --          --              --
Sales                                         1994            81,850          8,512              --          --              --

Doug Golay (5)                                1996          $109,917             --       84,167(6)          --          15,000
Former Officer                                1995           175,000             --       26,922(7)          --          50,000(8)
                                              1994           156,000

David M. Cooper                               1996           135,000             --       98,565(9)          --              --
VP & Chief Technical Officer                  1995            15,057             --              --          --          20,000
                                              1994                --             --              --          --              --


___________


(1) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.

(2)  Consists of relocation reimbursement.

(3) Mr. Stevens joined the Company in May 1996. He had been President of Insight Imaging Systems, Inc. since 1992. Compensation paid to Mr. Stevens by Insight Imaging Systems, Inc. and the Company is included in his totals.

--------------------------------------------------------------------------------
                                                                          Page 2
--------------------------------------------------------------------------------

(4) Does not include fully vested options to purchase 17,187 shares of Common Stock at $3.61 per share which were assumed in connection with the acquisition of Insight Imaging Systems, Inc.

(5)  Mr. Golay is the former Vice President, Software Development of the
     Company.

(6) Consists of $53,424 related to relocation reimbursement, $17,500 related to a stock option exercise and $13,243 related to consulting fees.

(7)  Consists of $18,172 in accrued vacation pay and $8,750 in car allowance.

(8) Consists of options, originally granted in December 1993, which were repriced in December 1994 and extended to January 31, 1997.

(9)  Consists of relocation reimbursement.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended June 30, 1996, to the executive officers named in the Summary Compensation Table ("Named Executive Officers").

                       OPTION GRANTS IN LAST FISCAL YEAR



                               NUMBER OF         PERCENT OF                                               POTENTIAL REALIZABLE
                               SECURITIES       TOTAL OPTIONS                                               VALUE OF ASSUMED
                               UNDERLYING        GRANTED TO        EXERCISE OR                           ANNUAL RATES OF STOCK
                                OPTIONS         EMPLOYEES IN        BASE PRICE        EXPIRATION        APPRECIATION FOR OPTION
      NAME                      GRANTED        FISCAL YEAR(1)       ($/SH) (2)           DATE                   TERM (3)
      ----                     ----------      --------------      -----------        ----------        -----------------------

                                                                                                          @ 5%           @ 10%

Dewey F. Edmunds                --                   --                 --                --               --
David Cooper                    --                   --                 --                --               --
Mark Stevens                    40,000 (4)          8.3%              3.625             5/16/01          $40,061        $88,524
Doug Golay                      15,000 (5)          3.1%               2.25             4/30/96            --              --



___________


(1) Options covering an aggregate of 476,256 shares were granted to eligible optionees during the fiscal year ended June 30, 1996. This includes 102,756 shares covered by employee options which were assumed in connection with the acquisition of Insight Imaging Systems, Inc.

(2) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(3) The potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future

--------------------------------------------------------------------------------
                                                                          Page 3
--------------------------------------------------------------------------------

     appreciation of the Company's Common Stock.

(4) These options vest as follows: 10,000 on May 31, 1997; 13,000 on May 31, 1998; and 17,000 on May 31, 1999. Does not include fully vested options to purchase 17,187 shares of Common Stock at $3.61 per share which were assumed in connection with the acquisition of Insight Imaging Systems, Inc.

(5)  These options expired 90 days after Mr. Golay's termination as an employee.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended June 30, 1996, and the value of options held at fiscal year end.


                                             AGGREGATED OPTION EXERCISES IN FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES(1)


                                                                    NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISABLE            VALUE OF UNEXERCISED
                            SHARES                                      OPTIONS AT                   IN-THE-MONEY OPTIONS
                           ACQUIRED                                  FISCAL YEAR-END                  AT FISCAL YEAR-END
         NAME            ON EXERCISE     VALUE REALIZED($)       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
         ----            -----------     -----------------       -------------------------         -------------------------
     Doug Golay             20,000            $90,000                     30,000/0                             $0/0

     Mark Stevens             --                --                     17,187/40,000                            0/0

     Dewey Edmunds            --                --                     60,000/140,000                           0/0

     David Cooper             --                --                        20,000/0                              0/0


-------------


(1) Based upon the last reported sale price of the Common Stock on NASDAQ National Market System on June 30, 1996 of $3.00.


COMPENSATION OF DIRECTORS

     Directors do not receive cash compensation for their services. Under the Company's option plans applicable to directors, each director who is not an employee, receives an option to purchase 7,000 shares of Common Stock of the Company at the time he or she first becomes a director and options to purchase 12,500 shares on the date of each Annual Stockholders Meeting where he or she is a continuing or reelected director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year, executive compensation for the Company was administered by the Compensation Committee of the Board. Mr. Greenthal and Mr. Richart served as the Compensation Committee during the last fiscal year. Neither of the members of the Compensation Committee is, nor has been, an officer or employee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

--------------------------------------------------------------------------------
                                                                          Page 4
--------------------------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of October 28, 1996, certain information relating to the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The address of each person is c/o New Image Industries, Inc., 2283 Cosmos Court, Carlsbad, California 92009.



                  NAME                                                                NUMBER                 PERCENT OF
                  ----                                                               OF SHARES               CLASS OWNED
                                                                                     ---------               -----------

     Dewey F. Edmunds                                                                67,500(2)                   1.2
     David Cooper                                                                    20,000(3)                    *
     Doug Golay                                                                      30,000(4)                    *
     Robert S. Colman                                                               275,666(5)                   4.9
     Richard P. Greenthal                                                             6,499(6)                    *
     Harold J. Meyers                                                                39,166(7)                    *
     Ralph M. Richart, M.D.                                                           6,499(8)                    *
     Kenneth B. Sawyer                                                              123,599(9)                   2.2
     Kennedy Capital Management, Inc.                                               279,000                      5.1
     Dimensional Fund Advisors, Inc.                                                249,000                      4.5
     Weghsteen & Co.                                                                383,950                      7.0
     Stevens Trust                                                                  453,623                      8.2
     All executive officers and directors as                                        612,660(12)                 10.3
     a group (12 persons)


___________

*    Less than 1%.

(1) Applicable percentage of ownership is based on 5,479,908 shares of Common Stock outstanding as of October 28, 1995, together with unissued shares deemed beneficially owned by the named person under applicable rules of the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after October 28, 1996, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes 60,000 shares of Common Stock underlying options.
(3)  Common Stock underlying options.

--------------------------------------------------------------------------------
                                                                          Page 5
--------------------------------------------------------------------------------

(4)  Common Stock underlying options.

(5) Includes 166,666 shares of Common Stock underlying options and warrants. Also includes 4,000 shares owned by a trust as to which Mr. Colman disclaims any beneficial interest.
(6)  Common Stock underlying options.

(7)  Common Stock underlying options.

(8)  Common Stock underlying options.

(9)  Includes 118,999 shares of Common Stock underlying options and warrants.

(10) Includes 17,187 shares of Common Stock underlying options. Also includes 7,200 shares owned by Mr. Stevens' wife of which he disclaims beneficial ownership.

(11) Includes 41,524 shares of Common Stock underlying warrants

(12) Includes 481,360 shares of Common Stock underlying options and warrants.

--------------------------------------------------------------------------------
                                                                          Page 6
--------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS WITH RELATED PARTIES

     In March 1995, Colman Furlong & Co. ("Colman Furlong") was engaged by the Company to effect a management restructuring. In exchange for services rendered, the Company has issued warrants to purchase a total of 350,000 shares of common stock, 275,000 in March 1995 at an exercise price of $3.875 per share and 75,000 in March 1996 at an exercise price of $2.12 per share, (in each case the exercise price was at fair market value on the date of grant). The warrants were allocated 137,500 shares to Robert S. Colman, Chairman of the Company's Board of Directors, 112,500 shares to Kenneth B. Sawyer, a member of the Company's Board of Directors and Corporate Secretary, and 100,000 shares to Joseph F. Furlong. Additionally, the Company incurred fees from Colman Furlong totaling $184,000 and $36,000 in 1996 and 1995, respectively, for consulting services. In addition, the Company incurred $150,000 of acquisition expenses relating to services provided by Colman Furlong in conjunction with the Insight acquisition during fiscal year 1996. Included in accrued liabilities in the accompanying balance sheet at June 30, 1996, is $197,000 related to services provided by Colman Furlong. Effective June 30, 1996, the Colman Furlong engagement expired.

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

                                     Date: October 28, 1996


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                       Title                       Date
     ---------                       -----                       ----
/s/ DEWEY F. EDMUNDS
----------------------------         Chief Executive Officer     October 28, 1996
Dewey F. Edmunds                     and President
                                     (Principal Executive
                                     Officer and Director)
/s/ HAL ORR
----------------------------         Chief Financial Officer     October 28, 1996
Hal Orr                              (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)

/s/ ROBERT S. COLMAN
----------------------------         Director                    October 28, 1996
Robert S. Colman

/s/ MARK W. STEVENS
----------------------------         Director                    October 28, 1996
Mark W. Stevens

/s/ HAROLD J. MEYERS
----------------------------         Director                    October 28, 1996
Harold J. Meyers

/s/ RALPH M. RICHART
----------------------------         Director                    October 28, 1996
Ralph M. Richart

/s/ RICHARD P. GREENTHAL
----------------------------         Director                    October 28, 1996
Richard P. Greenthal


/s/ KENNETH B. SAWYER
----------------------------          Director
Kenneth B. Sawyer                                                October 28, 1996

                                       50