Form 10-Q
period 1996-09-30
NEW IMAGE INDUSTRIES INC
filed 1996-11-14
CIK 853706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

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

     Common Stock, $.001 Par Value 5,479,908 shares outstanding as of November 8, 1996

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NEW IMAGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                         (Unaudited)
                                                                                         September 30,          June 30,
                                                                                             1996                 1996
                                                                                        --------------       ------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .              $     99,000         $   381,000
   Accounts receivable, net of allowance for doubtful
     accounts of $1,630,000 at September 30, 1996 and
     $1,686,000 at June 30, 1996 . . . . . . . . . . . . . . . . . . . . .                 4,279,000           3,279,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,596,000           5,543,000
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . .                   501,000             550,000
                                                                                        --------------       ------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . .                10,475,000           9,753,000

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .                 1,068,000           1,235,000
Intangible assets, net of accumulated amortization $2,230,000 at September 30, 1996
    and $2,172,000 at June 30, 1996. . . . . . . . . . . . . . . . . . . .                   731,000             792,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     733,000             746,000
                                                                                        --------------       ------------

                                                                                        $ 13,007,000         $12,526,000
                                                                                        --------------       ------------
                                                                                        --------------       ------------


                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  5,472,000         $ 3,895,000
   Accrued payroll and other compensation. . . . . . . . . . . . . . . . . .               1,275,000           1,312,000
   Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,210,000           2,286,000
   Current portion of notes payable. . . . . . . . . . . . . . . . . . . .                    90,000             135,000
   Accrued restructuring charges . . . . . . . . . . . . . . . . . . . . .                   271,000             954,000
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                 3,549,000           3,462,000
                                                                                        --------------       ------------

       Total current liabilities . . . . . . . . . . . . . . . . . . . . .                13,867,000          12,044,000
                                                                                        --------------       ------------
                                                                                        --------------       ------------

Long term liabilities:
   Notes payable, net of current portion . . . . . . . . . . . . . . . .                   1,150,000           1,150,000
   Other long term liabilities . . . . . . . . . . . . . . . . . . . . . .                    51,000              66,000
                                                                                        --------------       ------------

       Total long term liabilities . . . . . . . . . . . . . . . . . . . .                 1,201,000           1,216,000
                                                                                        --------------       ------------

Shareholders' deficit:
   Preferred stock, par value $0.001 per share; 1,000,000 shares
     authorized; none outstanding. . . . . . . . . . . . . . . . . . . . .                      ----                ----
   Common stock, par value $0.001 per share; 10,000,000
     authorized; 5,480,000 outstanding
   at September 30, 1996 and 5,480,000  outstanding at June 30, 1996 . . .                     5,000               5,000

   Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . . . .                30,449,000          30,449,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .               (32,515,000)        (31,188,000)
                                                                                        --------------       ------------

       Total shareholders' deficit. . . . . . . . . . . . . . . .                (2,061,000)           (734,000)
                                                                                        --------------       ------------

                                                                                        $ 13,007,000         $12,526,000
                                                                                        --------------       ------------
                                                                                        --------------       ------------


   The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                    FOR EACH OF THE THREE MONTH PERIODS ENDED

                          SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)


                                                                                       Three months ended
                                                                                          September 30,
                                                                               -------------------------------
                                                                                   1996                 1995
                                                                               -----------         -----------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,193,000         $ 7,313,000

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,926,000           4,896,000
                                                                               -----------         -----------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,267,000           2,417,000
                                                                               -----------         -----------
Selling, general and administrative expenses . . . . . . . . . . . . .           3,179,000           4,107,000
Research and development expenses. . . . . . . . . . . . . . . . . . .             283,000             408,000
                                                                               -----------         -----------

   Loss from Operations. . . . . . . . . . . . . . . . . . . . . . . .          (1,195,000)         (2,098,000)
                                                                               -----------         -----------

Interest expense, net . . . . . . . . . . . . . . . . . . . .                      117,000              58,000
Other expense, net. . . . . . . . . . . . . . . . . . . . . .                       15,000              73,000
                                                                               -----------         -----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(1,327,000)        $(2,229,000)
                                                                               -----------         -----------
                                                                               -----------         -----------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . .         $     (0.24)        $     (0.41)
                                                                               -----------         -----------
                                                                               -----------         -----------

Weighted average shares of common stock outstanding. . . . . . . . . .           5,449,000           5,441,000
                                                                               -----------         -----------
                                                                               -----------         -----------



   The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR EACH OF THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                                 Three months ended
                                                                                    September 30,
                                                                               1996                1995
                                                                         -------------       -------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,327,000)       $ (2,229,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .        204,000             331,000
   Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .     (1,000,000)          3,251,000
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        (53,000)           (429,000)
      Prepaid expenses and other . . . . . . . . . . . . . . . . . . .         49,000            (105,000)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      1,577,000          (1,635,000)
      Accrued payroll and other compensation . . . . . . . . . . . . .        (37,000)           (416,000)
      Accrued restructuring charges. . . . . . . . . . . . . . . . . .       (582,000)            375,000
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . .         87,000            (194,000)
                                                                         -------------       -------------
   Net cash used in operating activities . . . . . . . . . . . . . . .     (1,082,000)         (1,051,000)
                                                                         -------------       -------------

   Cash flows from investing activities:
      Increase in capitalized software and other assets. . . . . . . .        (34,000)           (858,000)
      Purchase of property and equipment . . . . . . . . . . . . . . .        (30,000)           (180,000)
      Cash received from sale of investments and maturities of CDs. .              --             500,000
                                                                         -------------       -------------
   Net cash used in investing activities . . . . . . . . . . . . . . .        (64,000)           (538,000)
                                                                         -------------       -------------
   Cash flows from financing activities:
      Net proceeds from issuance of stock. . . . . . . . . . . . . . .             --             536,000
      Bank lines of credit . . . . . . . . . . . . . . . . . . . . . .        924,000             279,000
      Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .        (60,000)          1,037,000
                                                                         -------------       -------------
   Net cash provided by financing activities . . . . . . . . . . . . .        864,000           1,852,000
                                                                         -------------       -------------
   NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .       (282,000)            263,000
   BEGINNING CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .        381,000           1,617,000
                                                                         -------------       -------------
   ENDING CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .   $     99,000        $  1,880,000
                                                                         -------------       -------------
                                                                         -------------       -------------

Supplemental Disclosures:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    117,000        $      1,000
                                                                         -------------       -------------
                                                                         -------------       -------------



  The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)  GENERAL

     (a) The accompanying unaudited condensed consolidated financial statements of New Image Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.

     (b) Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary Insight Imaging Systems, Inc. ("Insight"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents -- Cash and cash equivalents include short-term, highly liquid investments principally tax-exempt money market funds and municipal securities with original maturities of three months or less.

     (d) Lines of Credit -- During Fiscal 1996, the Company entered into a bank line of credit agreement with Coast Business Credit. The agreement provides for maximum borrowing of $5,000,000 limited to a percentage of eligible accounts receivable and inventory as defined in the agreement. As of September 30, 1996, the Company had $3,210,000 outstanding under its line of credit agreement. The line expires on May 1, 1997, and carries an interest rate of the greater of 10% or prime plus 2.25% (10.5% at September 30, 1996). The line is collateralized by accounts receivable, inventory, equipment and general intangibles, and requires the Company to maintain positive shareholders' equity. On June 30, 1996, the Company was in violation of this financial covenant. On September 27, 1996, the Company received from the bank a letter that waived the covenant violation through January 1, 1997. The letter also authorized an increase in the credit limit from $4 million to $5 million.

     (e) Inventories -- Inventories, which consist primarily of purchased components, raw materials and finished systems, are priced at the lower of cost (first-in; first-out) or market. Such amounts include the cost of material and, when applicable, labor and overhead. Appropriate consideration is given to deterioration, obsolescence and other factors in determining net realizable value. The components of inventory as of September 30, 1996 and June 30, 1996 were as follows:

                              September 30, 1996      June 30, 1996
                              ------------------      -------------
     Raw materials and
     Purchased Components          $4,013,000          $4,005,000

     Finished systems               1,583,000           1,538,000
                                   ----------          ----------

                                   $5,596,000          $5,543,000
                                   ----------          ----------
                                   ----------          ----------

     (f) Litigation -- During the quarter covered by this report, there were no material developments in legal proceedings involving the Company.

     (g) Accrued Liabilities -- Other accrued liabilities as of September 30, 1996 and June 30, 1996 are comprised of the Following:

                              September 30, 1996      June 30, 1996
                              ------------------      -------------

State sales tax                    $1,107,000          $   952,000
Litigation settlements and
  legal expenses                    1,482,000            1,489,000
Acquisition costs                     298,000              354,000
Warranty                              293,000              319,000
Other                                 369,000              348,000
                                   ----------          -----------

                                   $3,549,000          $ 3,462,000
                                   ----------          -----------
                                   ----------          -----------

     (h) Major Customers -- No customer accounted for more than ten percent of revenues in any of the periods presented. The majority of the Company's current customers consist of dental professionals.

     (i) Revenue Recognition -- The Company recognizes revenue primarily from sales of systems and supplies at the time of shipment, net of estimated sales returns and allowances. Revenues from warranty, maintenance and service contracts, which have not been significant, are recognized ratably over the life of the contract.

     (j) Income Taxes -- The Company accounts for income taxes based on FASB Statement No. 109 "Accounting for Income Taxes, SFAS No. 109" under which deferred tax assets and liabilities are provided on temporary differences between financial reporting and tax reporting using the enacted tax rates.

     (k) Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l) Loss Per Common Share -- Loss per common share for the 1996 and 1995 periods are based on the weighted average number of common shares outstanding and does not include the dilutive effect of common share equivalents as the dilution was not material in 1995 and are anti-dilutive in 1996.

     (m) Certain prior period balances have been reclassed to conform to the current period presentation.

(2)  Acquisition and Restructuring

     In May 1996, the Company acquired Insight, a competitor engaged in the business of designing, manufacturing and marketing of intraoral video cameras.
A plan of restructuring was adopted during the fourth quarter of fiscal year 1996 which included Insight's operations being relocated to Carlsbad, California in July 1996. A restructuring reserve of $962,000 was booked in fiscal year 1996 to cover estimated costs for personnel termination and severance, relocation and other costs associated with Insight's facilities and operations, inventory write-down for product integration and miscellaneous items. The Company's management believes that this acquisition has placed the Company in a leading market position with respect to intraoral cameras for the dental industry. Management also believes that as a result of the acquisition, significant cost reductions can be achieved because of consolidation of operating facilities and deletion of duplicative Selling, General and Administrative ("SG&A") expenses. The acquisition of Insight has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statement and discussion and analysis of such statements reflect the combined results of the pooled business. The Company's September 1995 financial statements have been restated to include the result of Insight's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Revenues decreased $1,120,000 or 15% for the three month period ended September 30, 1996 when compared to the same period in 1995. This decrease was due to 1) a change in product mix, and 2) the restructuring of the sales force after the merger. The Company also experienced some disruption in sales during the quarter due to the relocation of Insight's principal manufacturing facility to Carlsbad following the merger.

     Sales of capital goods to the dental industry tend to be seasonal. Typically, the quarter ending September 30 is the lowest demand period for the Company. The quarter ending December 31 is typically the greatest demand period.

OPERATING EXPENSES

     Cost of revenues decreased as a percentage of revenues from 67% to 63% in the three month period ended September 30, 1995 and 1996 respectively. This decrease was primarily due to a change in product mix and the Company's implementation of its restructuring plan with the consolidation of Insight's facilities and operation to Carlsbad. The Company anticipates further improvements to cost of revenues as the efficiencies of the merged companies is more fully implemented and other management cost saving initiatives are achieved.

     SG&A expenses decreased by $928,000 or 23% for the three month period ended September 30, 1996 when compared to the same period in 1995. As a percentage of revenues SG&A expenses decreased from 56% to 51% in the 1996 period. This decrease in expenses is primarily due to a reduction in costs as defined in the Insight acquisition plan of restructuring initiated during the fourth quarter of fiscal year 1996.

     Research and development expenses decreased from $408,000 (6% of revenues) for the three month period ended September 30, 1995 to $283,000 (5% of revenues) for the three month period ended September 30, 1996. The decrease is due primarily to the reduction in costs as defined in the Insight restructuring plan.

CASH FLOW

     Accounts receivable increased $1,000,000 at September 30, 1996, when compared to June 30, 1996. The increase was due in part to foreign shipments during September 1996 at 29% of sales, and high volume of sales shipped during the last week of September. In addition, the Company has granted extended terms to their licensee in South America and certain other distributors. Accounts payable increased by $1,577,000 when compared to June 30, 1996. The increase is primarily due to negotiated extended invoice payment terms with certain major vendors and an increase in material purchases to meet September product requirements.

     The restructuring reserve associated with the merger decreased by $683,000 from $954,000 reflecting the integration of management, and manufacturing and marketing activities of the two companies as defined in the Insight restructuring plan.

PRODUCT DEVELOPMENT

     The Company introduced the Concept III intraoral camera system in the late Spring of 1996. This product, with a price of $9,495 for a single operatory, accounted for 14% of sales for the quarter ended September 30, 1996. In late September, the Concept III intraoral camera system received the highest rating from the leading independent review agency for dental industry products.

     In June 1996, the Company entered into a 15-month private label contract with Sunrise Technologies to become an OEM remarketer of its air abrasion cavity preparation system, under the tradename Soft PrepTM. The Company began selling the product in late-September. The sales cycle for the product is fairly long; therefore, it is too early to ascertain the level of market acceptance.
However, the market for air abrasion systems is forecasted to grow 30-35% annually for the next three years by an independent research organization. During the quarter, the Company has received favorable response from its marketing efforts.

     The Company is continuing it's development efforts for its Digital X-ray product and anticipates FDA approval for the Digital X-Ray by the end of December 1996. Market introduction is expected early February 1997. A survey by DENTAL PRACTICE & FINANCE indicates a market potential of 6,000-8,000 digital x-ray systems could be sold domestically by all manufacturers during the next year. To date, about 2,000 systems have been sold in the U.S., by three competitors.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had cash on hand of $99,000, down $282,000 from the June 30, 1996 amount of $381,000. The decrease was primarily the result of increased cash requirements due to the merger and used in operations.

     In a continuing effort to realize efficiencies, management recently reviewed the fiscal year 1997 operating plan and has implemented a cost reduction program. In addition, the Company has announced an across-the-board price increase of 5% effective November 27, 1996. Management believes these actions will return the Company to profitability. Management's ability to accomplish its plan depends on the availability of adequate funds and working capital. The Company is actively seeking additional sources of equity capital that will be used to reduce outstanding debt, and provide working capital adequate to assure the completion of its new product development and marketing plans. However, there can be no assurance that such equity capital will be available on terms acceptable to the Company.

     The Company continues to experience constraints on liquidity. At September 30, 1996, the Company had minimal cash reserves, a consolidated net working capital deficiency of $3,392,000, and a deficit in shareholders' equity of $2,061,000. The Company's borrowings on its lines of credit at September 30, 1996 totaled $3,210,000 and its credit limit as of that date was approximately $3,217,000 based upon an asset borrowing base, as defined. As of early-November, 1996, the Company's outstanding borrowings under the line continued to approximate the maximum allowed under the terms of the credit agreement.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. Without an infusion of additional debt or equity capital, the Company may not be able to fund operations, implement its plans to return to profitability, or meet its obligations as they come due. Management successfully negotiated with the bank to increase the credit limit under the line of credit and obtained a waiver of the covenant violation. Additionally, the Company has successfully negotiated extended payment terms with certain key vendors and has obtained agreements with these vendors that shipments to the Company of needed product materials will continue so long as the Company performs in accordance with the terms of these agreements. However, there can be no assurance that the Company's revised agreements with its bank and key vendors will be sufficient to resolve liquidity problems. Furthermore, there can be no assurance that management's plans outlined above will be implemented or if implemented that they will successfully return the Company to profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     During the quarter covered by this report, there were no material developments in legal proceedings involving the Company.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               27 Financial Data Schedule

          (b)  Reports on Form 8K

               None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NEW IMAGE INDUSTRIES, INC.


Date:  November 14, 1996                              --------------------------
                                                      Harold R. Orr
                                                      Chief Financial Officer