Form 10-Q
period 1996-12-31
NEW IMAGE INDUSTRIES INC
filed 1997-02-14
CIK 853706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 1996

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

                          YES  [ X ]          NO  [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, $.001 Par Value 5,479,911 shares outstanding as of February 11, 1997

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NEW IMAGE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (UNAUDITED)
                                                                                DECEMBER 31,      JUNE 30,
                                                                                    1996            1996
                                                                                ------------    ------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .     $  1,634,000    $    381,000
   Accounts receivable, net of reserves of $1,881,000 at
       December 31, 1996 and $1,686,000 at June 30, 1996  . . . . . . . . .        3,699,000       3,279,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,067,000       5,543,000
   Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . .          604,000         550,000
                                                                                ------------    ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .       10,004,000       9,753,000

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          999,000       1,235,000
Intangible assets, net of accumulated amortization $2,294,000 at
    December 31, 1996 and $2,172,000 at June 30, 1996 . . . . . . . . . . .          278,000         792,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          621,000         746,000
                                                                                ------------    ------------

                                                                                $ 11,902,000    $ 12,526,000
                                                                                ============    ============


                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,128,000    $  3,895,000
   Accrued payroll and other compensation   . . . . . . . . . . . . . . . .          768,000       1,312,000
   Lines of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,751,000       2,286,000
   Current portion of notes payable   . . . . . . . . . . . . . . . . . . .        3,214,000         135,000
   Accrued restructuring charges  . . . . . . . . . . . . . . . . . . . . .          146,000         954,000
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .        3,448,000       3,462,000
                                                                                ------------    ------------

         Total current liabilities  . . . . . . . . . . . . . . . . . . . .       14,455,000      12,044,000
                                                                                ------------    ------------

Long term liabilities:
   Notes payable, net of current portion  . . . . . . . . . . . . . . . . .          650,000       1,150,000
   Other long term liabilities  . . . . . . . . . . . . . . . . . . . . . .           42,000          66,000
                                                                                ------------    ------------

         Total long term liabilities  . . . . . . . . . . . . . . . . . . .          692,000       1,216,000
                                                                                ------------    ------------

Shareholders' deficit:
   Preferred stock, par value $0.001 per share; 1,000,000 shares
       authorized; none outstanding  . . . . . . . . . . . . . . . . . . . .              --              --
   Common stock, par value $0.001 per share; 10,000,000 authorized;
       5,480,000 outstanding at December 31, 1996 and June 30, 1996  . . . .           5,000           5,000

   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .       30,449,000      30,449,000
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .      (33,699,000)    (31,188,000)
                                                                                ------------    ------------

         Total shareholders' deficit  . . . . . . . . . . . . . . . . . . .       (3,245,000)       (734,000)
                                                                                ------------    ------------

                                                                                $ 11,902,000    $ 12,526,000
                                                                                ============    ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       DECEMBER 31,                        DECEMBER 31,
                                              -------------------------------     -------------------------------
                                                        1996             1995               1996             1995
                                              --------------   --------------     --------------   --------------
Net revenues  . . . . . . . . . . . . . . .   $    6,793,000   $   12,079,000     $   12,986,000   $   19,392,000
Cost of revenues  . . . . . . . . . . . . .        4,158,000        7,022,000          8,084,000       11,918,000
                                              --------------   --------------     --------------   --------------
  Gross profit  . . . . . . . . . . . . . .        2,635,000        5,057,000          4,902,000        7,474,000
                                              --------------   --------------     --------------   --------------
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . .        3,358,000        5,408,000          6,537,000        9,515,000
Research and development expenses . . . . .          259,000          287,000            542,000          695,000
                                              --------------   --------------     --------------   --------------

  Loss from Operations  . . . . . . . . . .         (982,000)        (638,000)        (2,177,000)      (2,736,000)
                                              --------------   --------------     --------------   --------------

Interest expense, net . . . . . . . . . . .          155,000           85,000            272,000          143,000
Other expense, net  . . . . . . . . . . . .           44,000          363,000             59,000          436,000
                                              --------------   --------------     --------------   --------------

Net loss before taxes . . . . . . . . . . .       (1,181,000)      (1,086,000)        (2,508,000)      (3,315,000)
                                              --------------   --------------     --------------   --------------

Provision for income taxes  . . . . . . . .            2,000            2,000              2,000            2,000
                                              --------------   --------------     --------------   --------------

Net loss  . . . . . . . . . . . . . . . . .   $   (1,183,000)  $   (1,088,000)    $   (2,510,000)  $   (3,317,000)
                                              ==============   ==============     ==============   ==============

Net loss per share  . . . . . . . . . . . .   $        (0.22)  $        (0.20)    $        (0.46)  $        (0.61)
                                              ==============   ==============     ==============   ==============

Weighted average shares of common
  stock outstanding . . . . . . . . . . . .        5,480,000          5,444,000        5,480,000        5,446,000
                                              ==============     ==============    =============   ==============





  The accompanying notes are an integral part of these consolidated financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR EACH OF THE SIX MONTH PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                      1996             1995
                                                                              ------------     ------------
Cash flows from operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (2,510,000)    $ (3,317,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          431,000          977,000
   Gain on sale of assets   . . . . . . . . . . . . . . . . . . . . . . .          (11,000)               -
   Changes in operating assets and liabilities:
   (Increase) decrease in:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .         (420,000)        (490,000)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,476,000         (452,000)
         Prepaid expenses and other . . . . . . . . . . . . . . . . . . .          (54,000)         (55,000)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          101,000                -
   Increase (decrease) in:
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         (353,000)        (344,000)
         Accrued payroll  . . . . . . . . . . . . . . . . . . . . . . . .         (181,000)          25,000
         Accrued restructuring and unusual expenses . . . . . . . . . . .         (715,000)         (62,000)
         Other accrued liabilities  . . . . . . . . . . . . . . . . . . .          (14,000)        (946,000)
                                                                              ------------     ------------
   Net cash used by operating activities  . . . . . . . . . . . . . . . .       (2,250,000)      (4,664,000)
                                                                              ------------     ------------

   Cash flows from investing activities:
      Increase in capitalized software  . . . . . . . . . . . . . . . . .          (76,000)         448,000
      Purchase of property and equipment  . . . . . . . . . . . . . . . .          (61,000)        (434,000)
      Proceeds on sale of asset   . . . . . . . . . . . . . . . . . . . .           13,000                -
      Cash received from sale of investments and maturities of CDs  . . .                -          500,000
                                                                              ------------     ------------
   Net cash (used in) provided by investing activities  . . . . . . . . .         (124,000)         514,000
                                                                              ------------     ------------

   Cash flows from financing activities:
      Net proceeds from issuance of stock   . . . . . . . . . . . . . . .                -          541,000
      Bank Line of credit   . . . . . . . . . . . . . . . . . . . . . . .        1,465,000          121,000
      Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .        2,162,000        2,723,000
                                                                              ------------     ------------
   Net cash provided by financing activities  . . . . . . . . . . . . . .        3,627,000        3,385,000
                                                                              ------------     ------------

   NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .        1,253,000         (765,000)
   BEGINNING CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . .          381,000        1,640,000
                                                                              ------------     ------------
   ENDING CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . .     $  1,634,000     $    875,000
                                                                              ============     ============

Supplemental disclosures:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    227,000     $    143,000
                                                                              ============     ============

Noncash financial activities:
   Accounts payable converted to notes payable  . . . . . . . . . . . . .     $    414,000     $          -
                                                                              ============     ============
   Writedown of liability against goodwill related to expired options
       granted in conjunction with an acquisition   . . . . . . . . . . .     $    363,000     $          -
                                                                              ============     ============

 The accompanying notes are an integral part of these consolidated  financial statements.

                           NEW IMAGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

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

     (b) Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Insight Imaging Systems, Inc. ("Insight"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents -- Cash and cash equivalents include short-term, highly liquid investments principally in bank CD's and money market funds with original maturities of three months or less.

     (d) Lines of Credit -- During Fiscal 1996, the Company entered into a bank line of credit agreement with Coast Business Credit. The agreement provides for maximum borrowing of $5,000,000 limited to a percentage of eligible accounts receivable and inventory as defined in the agreement. As of December 31, 1996, the Company had $3,751,000 outstanding under its line of credit agreement which included $500,000 over the eligible asset base as described in note 2. The line expires on May 1, 1997, and carries an interest rate of the greater of 10% or prime plus 2.25% (10.5% at December 31, 1996). The line is collateralized by accounts receivable, inventory, equipment and general intangibles, and requires the Company to maintain positive shareholders' equity. On December 31, 1996, the Company continued to be in violation of this financial covenant. On September 27, 1996, the Company received from the bank a letter that waived the covenant violation through January 1, 1997 and such waiver was subsequently extended by the bank through March 25, 1997. The letter also authorized an increase in the credit limit from $4 million to $5 million.

     (e) Inventories -- Inventories, which consist primarily of purchased components, raw materials and finished systems, are priced at the lower of cost (first-in; first-out) or market. Such amounts include the cost of material and, when applicable, labor and overhead. Appropriate consideration is given to deterioration, obsolescence and other factors in determining net realizable value. The components of inventory as of December 31, 1996 and June 30, 1996 were as follows:


                                  DECEMBER 31, 1996          JUNE 30, 1996
                                  -----------------          -------------
    Raw materials and
    Purchased Components             $2,777,000               $4,005,000

    Finished systems                  1,290,000                1,538,000
                                     ----------               ----------

                                     $4,067,000               $5,543,000
                                     ==========               ==========

     (f) Intangible Assets -- On December 28, 1996, certain options to purchase Common Stock expired. These options were granted as part of the purchase of Aerospace Optics. Since they were at an exercise price which represented a $2.85 per share discount from the then market price, this value was originally included in goodwill. A total of $363,375, which remained as a liability on the books, was eliminated and credited to the goodwill.

     (g) Accrued Liabilities -- Other accrued liabilities as of December 31, 1996 and June 30, 1996 are comprised of the following:


                                  DECEMBER 31, 1996          JUNE 30, 1996
                                  -----------------          -------------
State sales tax                      $1,173,000               $   952,000
Litigation settlements and
  legal expenses                      1,423,000                 1,489,000
Acquisition costs                       226,000                   354,000
Warranty                                293,000                   319,000
Customer Advances                       105,000                   119,000
Other                                   228,000                   229,000
                                     ----------                ----------

                                     $3,448,000                $3,462,000
                                     ==========                ==========

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

     (l) Loss Per Common Share -- Loss per common share for the 1996 and 1995 periods are based on the weighted average number of common shares outstanding and does not include the dilutive effect of common share equivalents as the dilution was not material in 1995 and are anti- dilutive in 1996.

     (m) Certain prior period balances have been reclassed to conform to the current period presentation.

(2)  MERGER AGREEMENT

     On December 24, 1996, the Company and DENTSPLY International, Inc. ("DENTSPLY") entered into a Letter of Intent under which DENTSPLY agreed to acquire the Company for $2.00 per share, subject to due diligence. Pursuant to the Letter of Intent, the Company and DENTSPLY entered into a Credit Agreement whereby DENTSPLY agreed to provide up to an aggregate principal amount of $3,000,000 of which $2,500,000 was funded on December 24, 1996. At the same time, Coast Business Credit loaned an additional $500,000, which was used to pay off Mercury Partners, LLP, holder of the second lien position. All of DENTSPLY indebtedness under the Credit Agreement is subordinated to the extent provided in the Subordination and Intercreditor Agreement with Coast. As of February 11, 1997, $500,000 additional borrowing capacity is available under the DENTSPLY Credit Agreement. Each advance is, and will be, evidenced by a note and is reported in notes payable on the Consolidated Balance Sheets. Advances bear interest on the unpaid principal balance at any time at the floating interest rate of 4% per annum in excess of prime. The Credit Agreement will terminate and balance will be due and payable on March 25, 1997 unless earlier by terms and conditions of a definitive merger agreement. In addition, Coast executed and delivered to the Company and DENTSPLY a letter, dated December 24, 1996, in which Coast agreed to forbear from exercising any of its default rights and remedies in connection with the violation of any and all covenants of which the Company may have been in breach at the time, and any and all covenant violations that might occur subsequent through March 25, 1997.

     On January 28, 1997, the Company entered into a definitive merger agreement under which DENTSPLY will commence a cash tender offer for all of the outstanding shares of the Company at a price of $2.00 per share. Under the merger agreement, which was approved by the board of directors of each company, a newly created subsidiary of DENTSPLY, Image Acquisition Corporation, will be merged into the Company following completion of the tender offer and the Company will become a wholly owned subsidiary of DENTSPLY. DENTSPLY entered into agreements with certain stockholders of the Company, including its directors and senior executive officers, and the William W. Stevens and Virda J. Stevens Trust, who in the aggregate own approximately 10% of the Company's shares outstanding, whereby each has agreed to tender his or her shares in the offer. The shareholders (including outstanding option holders) will receive approximately $11,400,000.

     On January 31, 1997, DENTSPLY, through its wholly owned subsidiary, commenced the cash tender offer. The offer is conditioned upon, among other things, the tender of 55% of the outstanding shares (as of the date of commencement of the offer) of New Image's common stock and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The offer and withdrawal rights are scheduled to expire at 12:00 Midnight on Monday, March 3, 1997, unless extended.

(3)  ACQUISITION AND RESTRUCTURING

     In May 1996, the Company acquired Insight, a competitor engaged in the business of designing, manufacturing and marketing of intraoral video cameras. A plan of restructuring was adopted during the fourth quarter of fiscal year 1996 which included Insight's operations being relocated to Carlsbad, California in July 1996. A restructuring reserve of $962,000 was recorded in fiscal year 1996 to cover estimated costs for personnel termination and severance, relocation and other costs associated with Insight's facilities and operations, inventory write-down for product integration and miscellaneous items. The Company's management believes that this acquisition has placed the Company in a leading market position with respect to intraoral cameras for the dental industry. Management also believes that as a result of the acquisition, significant cost reductions can be achieved because of consolidation of operating facilities and deletion of duplicative Selling, General and Administrative ("SG&A") expenses. The acquisition of Insight has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statement and discussion and analysis of such statements reflect the combined results of the pooled business. The Company's December 1995 financial statements have been restated to include the result of Insight's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

     Revenues decreased $5,286,000 or 44% for the three month period ended December 31, 1996 when compared to the same period in 1995. This decrease was due to 1) lack of working capital to purchase raw materials, 2) demand for Concept III exceeded forecast and required lead time for component deliveries compounded by the lack of working capital negatively impacted shipments, 3) demand for some of the Company's older products declined. The Company's backlog increased to $2,175,000 as of December 31, 1996 because of parts shortages.

Cost of Revenues

     Cost of revenues increased as a percentage of revenues from 58% to 61% in the three month period ended December 31, 1995 and 1996 respectively. The 61% cost of revenue is an improvement from the first quarter results of 63% and is the same as the prior year six month results even though revenues are significantly lower. The Company implemented a five (5%) percent price increase in December 1996 and has lowered fixed manufacturing costs. Management anticipates improved gross profit percentages with higher sales levels since the working capital constraint will be eliminated by the merger with DENTSPLY.

Operating Expenses

     SG&A expenses decreased by $2,050,000 or 38% for the three month period ended December 31, 1996 when compared to the same period in 1995. This decrease in expenses is primarily due to a reduction in costs as defined in the Insight acquisition plan of restructuring initiated during the fourth quarter of fiscal year 1996. Another contributing factor to the decrease in expenses was that lower commission expenses were incurred in proportion to the lower sales revenue. As a percentage of revenues, SG&A expenses increased from 45% to 49% when compared to the 1995 three month period. The lower sales revenue in this period contributed to this result.

     Research and development expenses decreased from $287,000 for the three month period ended December 31, 1995 to $259,000 for the three month period ended December 31, 1996. The decrease is due primarily to the reduction in costs as defined in the Insight restructuring plan.

Loss from Operations

     Loss from operations for the three months ending December 31 increased from $638,000 in 1995 to $982,000 in 1996. This increased loss is primarily caused by the drop in revenues. In addition, the Company wrote off aproximately $250,000 of demonstration inventory during the quarter and established an additional $70,000 reserve for potential product obsolescence.

     The loss from operations from the first six months of fiscal 1997 was $2,177,000 compared to a loss of $2,736,000 for the same period in the prior year.

Cash Flow

     At the end of December 1996, the Company obtained a $2,500,000 advance as a note payable under a Credit Agreement with DENTSPLY. See discussion under Notes to Consolidated Financial Statements (Note 2).

     Accounts receivable increased $420,000 at December 31, 1996 when compared to June 30, 1996. The increase was due in part to a large volume of foreign shipments during September 1996 which had 120 day terms and a high volume of sales shipped during the last week of December. Accounts payable decreased by $767,000 when compared to June 30, 1996. The decrease is primarily due to negotiated payment terms in the form of notes payable with certain major vendors and a decrease in material purchases on credit terms. Inventory decreased from $5,543,000 on June 30, 1996 to $4,067,000 on December 31, 1996.
Approximately $400,000 of this represents demonstration equipment inventory which was either written off or reserved at values less than cost. The remaining reduction of slightly over $1,000,000 is the result of not being able to purchase an adequate supply of raw materials due to a lack of working capital and restricted credit from vendors.

     The line of credit with the Company's bank has been increased to the maximum amount possible. As a result, amounts owing under the lines of credit have increased from $2,286,000 on June 30, 1996 to $3,751,000 on December 31, 1996. Likewise, the current portion of notes payable has increased from $135,000 on June 30, 1996 to $3,214,000 on December 31, 1996. This amount consists of $2,500,000 owed to DENTSPLY and the remaining amount to major vendors supplying either material components or services to the Company.

     The restructuring reserve associated with the Insight merger has decreased to $146,000 from $954,000 on June 30, 1996, reflecting payments for the integration of management and discontinuance of duplicative manufacturing and marketing activities as defined in the Insight restructuring plan. The reserve appears to be adequate to accommodate the remaining restructuring costs.

Product Development

     The Company introduced the Concept III intraoral camera system in the late Spring of 1996. This product, with a price of $9,495 for a single operatory, accounted for approximately 30% of sales for the quarter ended December 31, 1996. In late September, the Concept III intraoral camera system received the highest rating from the leading independent review agency for dental industry
products.   Since that time, sales have exceeded forecast.

     In June 1996, the Company entered into a 15-month private label contract with Sunrise Technologies to become an OEM remarketer of its air abrasion cavity preparation system, under the tradename Soft PrepTM. The Company began selling the product in late-September. The sales cycle for the product is fairly long; therefore, it is too early to ascertain the level of market acceptance. However, the market for air abrasion systems is forecasted by an independent research organization to grow 30-35% annually for the next three years. During the quarter, the Company has received favorable response from its marketing efforts, but a lack of working capital has restricted our ability to equip our sales force with an adequate supply of demonstration units.

     The Company is continuing it's development efforts for its Digital X-ray product and has obtained FDA approval for the Digital X-Ray. Market introduction is expected early February 1997. A survey by Dental Practice & Finance indicates a market potential of 6,000-8,000 digital x-ray systems could be sold domestically by all manufacturers during the next year. To date, about 3,000 systems have been sold in the U.S. by three competitors.

Liquidity and Capital Resources

     At December 31, 1996, the Company had cash on hand of $1,634,000, up $1,253,000 from the June 30, 1996 amount of $381,000. The increase was the result of obtaining a $2,500,000 advance from DENTSPLY in conjunction with a letter of intent to merge, certain bank agreements, and a Credit Agreement.

     The Company's previous constraints on liquidity have been temporarily resolved by the Credit Agreement with DENTSPLY. If, however, the planned merger with DENTSPLY is not completed, then the Company would not be able to pay back the note to DENTSPLY when due without infusion of additional debt or equity capital. In management's opinion, prospects for raising such funds from other sources is very doubtful and would not be timely. Such a series of events would once again raise substantial doubt as to the Company's ability to continue as a going concern. For these reasons, and those further described in the Company's Schedule 14D-9 filed on January 31, 1997, the Board of Directors unanimously approved the Merger Agreement and recommended that each shareholder tender their shares.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Steven P. Hill v. New Image Industries, Inc. et al

                   This case is a securities class action alleging violation of certain securities laws by prior management. An agreement has been reached to settle this matter on terms that will have no impact on the Company's financial condition. A final written agreement between the parties has been approved by the court. Notice thereof has been given the class and the settlement fund has been deposited in the plaintiff's trust account by the Company's insurance carrier.

     New Image Industries, Inc. v. New Image Industries Pty. Ltd. and International Imaging Company, Ltd.; New Image Industries Pty. Ltd. and International Imaging Company, Ltd. v. New Image Industries, Inc.

                   On April 11, 1996, the Company filed suit to collect a debt in the sum of $370,215 for goods sold to the foreign distributors New Image Industries Pty., Ltd. and International Imaging Company, Ltd. On September 25, 1996, the Company began discussions to settle the suit. If the suit ultimately settles according to the terms under discussion, no additional reserves will be required. The settlement discussions have been placed on hold to accommodate the Company's acquisition by DENTSPLY.

ITEM 2.     CHANGES IN SECURITIES

     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.     OTHER INFORMATION

     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            27 Financial Data Schedule

     (b)    Reports on Form 8-K

            During the Company's second fiscal quarter of 1997, it filed one report on Form 8-K dated January 27, 1997 to report that the Company had entered into an Agreement and Plan of Merger with DENTSPLY International, Inc., a Delaware corporation ("Parent") and Image Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW IMAGE INDUSTRIES, INC.


Date:  February  14, 1997               /s/  HAROLD R. ORR
                                        -------------------------------------
                                        Harold R. Orr
                                        Chief Financial Officer